Form 10-K
period 2020-12-31
SCP & CO Healthcare Acquisition Co
filed 2021-03-31
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39921

SCP & CO Healthcare Acquisition Company

(Exact name of registrant as specified in its charter)

Delaware	85-2252723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2909 W Bay to Bay Blvd., Suite 300 Tampa, FL	33629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 318-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	SHACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	SHAC	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units	SHACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the Nasdaq Capital Market on January 22, 2021 and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Capital Market on March 15, 2021.

As of March 29, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our being a company with no operating history and no revenues;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to continued uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the trust account not being subject to claims of third parties;

•	the lack of a market for our securities;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

•	risks and uncertainties related to the healthcare technology or healthcare-related industries.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, each of which has become a member of our sponsor, together collectively and purchased 3,465,000 units in our initial public offering;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“DGCL” are to the Delaware General Corporation Law;

•	“directors” are to our current directors;

•	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on January 26, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to executive officers and directors;

•	“Nasdaq” are to the Nasdaq Stock Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they are purchased in the offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in such offering or purchased thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the warrants issued upon conversion of working capital loans in each case that are sole to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination ;

•	“Registration Statement” are to the Form S-1 filed with the SEC September 29, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to SCP & CO Sponsor, LLC, a Delaware limited liability company, which is an affiliate of certain of our officers and directors;

•

“trust account” are to the trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees; and

•	“we,” “us,” “company” or “our company” are to SCP & CO Healthcare Acquisition Company, a Delaware corporation.

PART I

Item 1.	Business.

General

We are an early stage blank check company formed for the purpose of effecting our initial business combination. We may pursue an initial business combination target in any industry or geographic region. While we may pursue an initial business combination in any industry, sector or geographical location, since our initial public offering, we have focused our search on identifying a prospective target business in the healthcare technology or healthcare-related industries in the United States and other developed countries. Our strategy is to identify, acquire and, after our initial business combination, build, a healthcare technology or healthcare-related platform that is positioned for both organic and M&A growth. We are focusing our investment effort broadly across the entire healthcare industry, initially targeting information-driven & tech-enabled services, digital health & related infrastructure, diagnostics, and personalized care solutions, well positioned to capture opportunities created by the accelerating evolution of healthcare delivery.

Initial Public Offering

On January 26, 2021, we consummated our initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,100,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,100,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until the completion of an initial business combination, subject to certain exceptions.

A total of $230,000,000 of the proceeds of our initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, the proceeds from our initial public offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by January 26, 2023, subject to applicable law, and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by January 26, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “SHACU”, “SHAC” and “SHACW”, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

We must complete our initial business combination by January 26, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 26, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Management Team

Our management team has a history of building long-term sustainable value through both organic and strategic mergers and acquisitions. Over the last 18 years, the management team has garnered extensive investing, operating, and advising experience in healthcare and information technology. With more than 85 combined years of experience and having completed more than 80 transactions totaling over $1.8 billion in aggregate value, they have a unique vantage point of the healthcare landscape and the advances in care, technology and information that will be required to affect the sector’s transformation. The team’s unique perspective has been formed from over 14 years of direct investment and operational experience across the acute and post-acute care settings working with payors, providers, consumers and regulators in the areas of revenue cycle management, staff augmentation, managed services, software-as-a-service solutions, cloud solutions, population health management, skilled nursing, senior care, home health, hospice, and therapy. By staying at the forefront of the transformation in healthcare ecosystem, the team is continuously evaluating, implementing and managing various technology-enabled and information-driven solutions to propel its portfolio businesses forward in the areas of telehealth, remote patient monitoring, digital therapeutics (including cognitive behavioral therapy), behavioral health, ePharma, care coordination, patient engagement, medical records and administrative/clinical tools.

Our management team is led by Scott N. Feuer, our Chief Executive Officer, Bryan L. Crino, our President, and Joseph M. Passero, our Chief Financial Officer.

Mr. Feuer, our Chief Executive Officer, has spent over 30 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Feuer is Chief Executive Officer of SCP & CO, which was formerly known as Skyway Group Private Equity, prior to rebranding in 2020, a Tampa-based private investment group focused on healthcare, technology, human capital and commercial real estate. In conjunction with this role, Mr. Feuer is Co-Founder and Co-Chairman of Curis Holdings, LLC, including Mission Health Communities and its affiliates; Co-Founder and Co-Chairman of Harmony Healthcare, LLC; and Co-Chairman of Enablewise, LLC (d/b/a Concertium and Captain’s Chair IT). Through SCP & CO’s investment in Curis Holdings, LLC, including Mission Health Communities and its affiliates, SCP & CO operates a portfolio of greater than fifty facilities, and has executed ten acquisitions, two divestitures and twelve financings to drive a ten percent compound annual growth rate from 2011 through 2019. Previously, Mr. Feuer was Chief Executive Officer and Co-Founder of Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective principal investments. Prior to Skyway Capital Partners, Mr. Feuer was Senior Vice President and co-founder of the Converging Media Group at Communications Equity Associates (“CEA”), where he gained substantial experience advising media, entertainment, technology and real estate related companies on investment banking related matters. Prior to CEA, Mr. Feuer was employed by the Walt Disney Company (NYSE: DIS) in Business Planning & Development. Mr. Feuer has also worked at Kenneth Leventhal & Company (now a part of Ernst & Young) and Butcher and Company (now a part of Wells Fargo). Mr. Feuer holds a B.A. in History from the University of Pennsylvania, a B.S.E. in Finance from the Wharton School of Business, and an M.B.A. from the University of Chicago, Booth School of Business.

Mr. Crino, our President, has spent over 30 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Crino is President of SCP & CO. In conjunction with this role, Mr. Crino is currently: Co-Founder and Co-Chairman of Curis Holdings, LLC, Mission Health Communities and its affiliates; Co-Founder and Co-Chairman of Harmony Healthcare, LLC; and Co-Chairman of Enablewise, LLC (d/b/a Concertium and Captain’s Chair IT). Through SCP & CO’s investment in Harmony Healthcare, LLC, SCP & CO served twelve of the top fifteen national health systems while revenue increased at a forty-five percent compound annual growth rate from 2011 to 2019. Previously, Mr. Crino was President and Co-Founder of Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective principal investments. Prior to Skyway Capital Partners, Mr. Crino served as Senior Vice President and co-founder of the Converging Media Group at CEA, where he gained substantial experience advising media, broadcasting and technology related companies on investment banking related matters.

Mr. Crino has executed numerous transactions including mergers & acquisitions advisory, as well as private placements of equity and debt securities. Prior to CEA, Mr. Crino served as the CFO of InStep Software LLC and practiced law in the Corporate Finance and Mergers and Acquisitions groups at Schiff, Hardin & Waite in Chicago, Illinois. Mr. Crino holds a BBA from the University of Texas, a law degree with honors from the University of Illinois, where he served as an editor of The Law Review, and an M.B.A from the Kellogg School of Management.

Mr. Passero, our Chief Financial Officer, has spent over 25 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Passero is a Principal of SCP & CO. During his tenure with SCP & CO, Mr. Passero has served as both permanent and interim Chief Financial Officer with several SCP & CO portfolio companies. Prior to joining SCP & CO, Mr. Passero was a Vice President at Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective control principal investments. At Skyway, Mr. Passero principally delivered substantial back-office operational expertise to Skyway portfolio companies with a focus on building and optimizing financial reporting systems and human resource management systems. Prior to joining Skyway in 2004, Mr. Passero was an investment banking professional in the Converging Media Group at CEA. Mr. Passero has considerable operational experience which includes the launch and leadership of a division of a large PEO focusing on the service and hospitality businesses, and P&L responsibility for a medical device company where he was the Chief Operations Officer. Mr. Passero holds a B.S., Political Science, from Yale University.

Our independent directors and advisors bring additional experience in healthcare and technology, public company governance, executive leadership, operations oversight, private equity investment management and capital markets. Our board members have extensive experience, having served as directors or officers for numerous publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy, implementation, and creating long-term shareholder value, which we believe significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Directors:

Alan D. Gold serves as executive chairman of Innovative Industrial Properties’ (NYSE: IIPR) board of directors since formation. He is also the executive chairman of IQHQ, a REIT servicing clients in the life science and pharmaceutical industries. Mr. Gold served as chairman, chief executive officer, and president of BioMed Realty Trust, Inc. (formerly NYSE: BMR), a REIT specializing in acquiring, leasing, developing and managing laboratory and office space for the life science industry, from its inception in 2004 through the sale of the company to affiliates of Blackstone Real Estate Partners VIII L.P. in January 2016. Mr. Gold also served as chairman, president and chief executive officer of BioMed Realty’s privately-held predecessor, Bernardo Property Advisors, Inc., from August 1998 until August 2004. In addition, Mr. Gold was a co-founder and served as president and a director of Alexandria Real Estate Equities, Inc., a NYSE-listed urban office REIT, from its predecessor’s inception in 1994 until August 1998. Mr. Gold served as managing partner of GoldStone Real Estate Finance and Investments, a partnership engaged in the real estate and mortgage business, from 1989 to 1994. He also served as assistant vice president of commercial real estate for Northland Financial Company, a full service commercial property mortgage banker, from 1989 to 1990 and as real estate investment officer – commercial real estate for John Burnham Company, a regional full service real estate company, from 1985 to 1989. From December 2013 to June 2016, Mr. Gold served on the board of directors and as a member of the nominating and compensation committees of CatchMark Timber Trust, Inc. (NYSE: CTT), a publicly traded REIT focused on timberland ownership. From August 2011 to March 2013, Mr. Gold also served on the board of directors and as a member of the audit committee of American Assets Trust, Inc. (NYSE: AAT), a publicly traded REIT focused on acquiring, developing and managing retail, office, multifamily and mixed-use properties. Mr. Gold currently serves as a member of the board of trustees for the Salk Institute for Biological Studies, a research organization dedicated to fundamental research in biology and its relation to health, a. Mr. Gold received his Bachelor of Science Degree in Business Administration and his Master of Business Administration from San Diego State University.

Tim Main serves as Chairman of Jabil Inc. (NYSE: JBL), a role to which he was appointed in January 2013. He is also a member of the board of directors for Quest Diagnostics (NYSE: DGX). Mr. Main served as Jabil’s CEO from September 2000 until 2013, as President from January 1999 until 2013, and as a director since October 1999. As CEO, Mr. Main led Jabil’s growth strategy, increasing annual revenues nearly fivefold to reach $17 billion in 2012, and expanding in Asia and other emerging markets. He joined Jabil in April 1987 as a production control manager, was promoted to operations manager in September 1987, to project manager in July 1989, to vice president, business development in May 1991, and to senior vice president, business development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a BS from Michigan State University and an MA in international management from the American Graduate School of International Management (Thunderbird).

R. David Kretschmer serves as the Chief Investment Officer for North Bristol Partners LLC, a Santa Monica based family office, and is a senior advisor on healthcare and corporate finance for a $10 billion + management consulting firm. Mr. Kretschmer previously worked for Surgery Partners (NASDAQ: SGRY) from February 2018 to April 2019, a multi-specialty ambulatory surgical center company, as executive vice president of strategy and transformation. Under his leadership, growth accelerated as same store revenue increased by 7.5%. As Surgery Partners’ strategy increasingly pivoted to orthopedic surgeons and procedures, physician recruitment increased by 26% year over year, with revenue generated by those orthopedic physicians increasing 57% and contribution margin by 54%. Mr. Kretschmer also led the managed care contracting team’s efforts, including the introduction of bundled orthopedic procedures. As the leader of revenue cycle management Mr. Kretschmer consolidated two regional business offices into a corporate shared service center which served many of Surgery Partners’ 125 surgical facilities as well as its physician and anesthesiology practices while also moving more than 90% of facilities onto a common clearinghouse, improving both efficiency and data flow. Prior to Surgery Partners Mr. Kretschmer, served as senior vice president, treasurer, and CIO for Anthem, Inc. (NYSE: ANTM). During his over 25-year career at Anthem, Inc., Mr. Kretschmer was responsible for a multitude of functions including corporate development, corporate real estate, and risk management. As chief investment officer of WellPoint, Mr. Kretschmer oversaw $24 billion of insurance investments and $5 billion of retirement assets. Mr. Kretschmer helped lead WellPoint’s IPO in 1993 and subsequently managed WellPoint’s capital structure including over $45 billion of debt issuance, a $1.25 billion equity unit issue, and repurchased over $35 billion of WellPoint’s stock. In conjunction with his role Mr. Krestchmer established a private equity incubation program to partner with select private equity firms to socialize portfolio companies throughout Anthem’s operations resulting in business opportunities for portfolio companies. Mr. Kretschmer also initiated an internally managed venture fund which invested in companies supporting Anthem strategic initiatives. As head of corporate development, WellPoint executed over $7 billion of transactions including the acquisition of Amerigroup which transformed WellPoint’s focus to the government sector (Medicare and Medicaid). Prior joining Anthem, Mr. Kretschmer held various corporate finance roles at Great Western Investment Advisors, The Times Mirror Company, and Chrysler Corporation (NYSE: FCAU). In addition to his current roles, Mr. Kretschmer serves on the boards of Trailer Bridge, Inc., a shipping and integrated logistics company, and CF Furniture, an international furniture manufacturing and logistics organization. Mr. Kretschmer serves on the board of the Nashville Wine Auction, an organization dedicated to uniting the wine community to raise funds to fight cancer. Mr. Kretschmer received his BA in economics from The George Washington University in 1980 and his MBA from the University of Chicago Graduate School of Business (Booth) in 1982. Randy Parker is the founder & CEO of GeniusRx, a full-service digital pharmacy that simplifies the process of managing medications through a combination of convenient packaging, modern technology, and personalized service, since its inception in January 2020. He brings more than 30 years of experience starting and building successful, disruptive, consumer-focused companies using the latest technologies. Randy is the Founder & was the former CEO of the telemedicine company MDLIVE from 2009 to 2016 where he has established deep industry relationships at the highest levels with a broad range of the country’s premier health organizations. Prior to MDLIVE, he served as CEO of several other companies including Flexplay Technologies, Clear-Vu Products, and Entertainment Resource. Randy has a degree in Business and Public Administration from New York University.

Advisors:

Mohit Kaushal is currently a senior advisor at General Atlantic and has had an extensive career within investing, technology, clinical medicine/academia and public policy. Dr. Mohit has been an investor in Humedica (acquired by Optum Health), Rxante (acquired by Millennium), Change Healthcare (acquired by Emdeon), and Wellframe. Dr. Mohit is a board member of Rxante (acquired by Millennium), Gravie, Insight Psychiatry and Oak Street Health (NYSE: OSH) and previously has served as a board member of Universal American (NYSE: UAM) (acquired by WellCare (NYSE:WCG)), and Citius Tech (acquired by Baring). Dr. Mohit has been an investor in Humedica (acquired by Optum Health), Rxante (acquired by Millennium), and Change Healthcare (acquired by Emdeon). During the Obama administration, Dr. Kaushal was a member of the White House Health IT task force, a cross agency team implementing the technology aspects of the Affordable Care Act, during which time Dr. Kaushal testified to Congress on the application of technology and payment reform to the Medicare population. Dr. Kaushal also built and led the first dedicated health care team at the Federal Communications Commission, where his team initiated collaboration with the Food and Drug Administration for the regulatory streamlining of converged telecommunications, data analytics and medical devices leading to the release of the mobile medical applications guidance by the FDA. In addition, his team reformed the Rural Healthcare Fund Program to create the Healthcare Connect Fund, which aligned the funding mechanism with wider health care payment policy and technology reform. Dr. Kaushal is an adjunct professor at Stanford University with a joint position within the newly created biomedical data science department and the medical school’s clinical excellence research center. Dr. Kaushal continues to be active within public policy and is a scholar in residence at the Duke Margolis Center for Health Policy. Dr. Kaushal was previously a visiting scholar at the Brookings Institution. He has also been appointed to the Food and Drug Administration Safety and Innovation Act Workgroup of Health IT Policy Committee and to the National Committee on vital and health statics, advising the U.S. Department of Health and Human Services on data access and use. Dr. Kaushal is an ER physician, holds an MBA from Stanford and an MD with distinction from Imperial College of Science, Technology and Medicine, London.

We believe our team is well-positioned to take advantage of the growing set of acquisition opportunities focused on the healthcare industry and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

The past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s or SCP & CO’s or their respective affiliates’ performance as indicative of our future performance.

Our Strategy

Our strategy is to use the initial business combination as a platform to build a category leader with a durable long-term growth opportunity. We are pursuing a combination with a well-established platform and are particularly focused on technology-enabled, information-driven healthcare companies. We are focused on combining with a company that provides a robust operating and technology infrastructure, a strong management team and an established client base to support sustainable organic growth and strategic add-on acquisitions. Our objective is to build an integrated, comprehensive platform that is well positioned to enjoy sustained organic growth and pursue category leadership through acquisition and superior execution.

We are pursuing opportunities that are well aligned with the foundational goals of value-based care, including optimizing the appropriateness of treatment, access to the system, and the cost and quality of individual care, all of which we believe will have long-term benefits under the many potential scenarios of healthcare evolution. Our emphasis is on opportunities within the digital care journey, virtual care/telehealth, and personalized medicine market segments, where the need for innovative technology, data and information solutions, stakeholder collaboration and consumer engagement are highest, and where the competitive landscapes are most fragmented.

Tech-enabled and information-driven healthcare innovators will continue to benefit as healthcare stakeholders are increasingly investing in digital-first solutions to transform service delivery, enhance the value proposition and improve financial performance. The pressure to adopt these innovative technologies will continue to accelerate as healthcare providers and payors continue to evolve call centers, physical clinical interactions, analogue engagement and uncoordinated processes towards digital collaboration and engagement to provide better, more efficient care. In addition, the rapidly developing value-based care payment models are accelerating the need for technology systems that can provide data-driven insights and information liquidity. We believe business models that enhance value for one stakeholder solely at the expense of another, or that potentially increase overall cost to the healthcare system, may ultimately face growth and/or margin pressures as U.S. healthcare continues its evolution toward value-based care market structures.

Our Competitive Differentiation

Our team is uniquely positioned to identify, acquire and build a scaled platform from the multitude of disparate technology-enabled, information-driven solutions to address the pain points in today’s healthcare system. In addition, the team, along with the assembled board and advisors are highly differentiated in their level of experience founding, managing and scaling platforms. The collective team has been assembled based on their ability to (1) identify viable business models for the future of healthcare (2) assess and, if necessary enhance, the operating capabilities of the target (3) leverage their knowledge and relationships throughout the healthcare and technology industries to drive improved market position and customer access.

•

Track Record of Scaling Businesses through Organic Growth and Add-On M&A. A core focus of our team’s strategy is to unlock meaningful shareholder value by investing in a well-established platform and management team that can be scaled and enhanced through accelerated investment in organic growth and synergistic add-on acquisitions to better address the needs of all constituents in the healthcare system. In their collective experience as investors, executives and advisors the team has completed over 10 add-on acquisitions to build scaled businesses. This track record will be critical in both identifying the right platform up front and taking a hands-on approach to scaling that platform through accretive add-ons in the future.

•

Extensive, Relevant Industry Experience. Our team brings well-rounded, extensive expertise at the intersection of healthcare and technology from their careers as investors, advisors, founders, executives, operators and board members. We believe this experience is differentiated and essential for success in pursuing our strategy given the inherent complexity of the U.S. healthcare system and multitude of ways technology and tech-enabled business models can be deployed to solve complex problems. Furthermore, our team’s hands-on experience in building successful companies is crucial in differentiating between opportunities with real potential that are worth pursuing and those with structurally disadvantaged business models.

•

Deep Relationships and Disciplined Approach to Sourcing. Our management team brings an extensive network of relationships with companies, executives, private equity and venture capital investors, and other industry constituents built through decades long careers in the healthcare and technology industries. In addition, our management team takes a rigorous, data-driven approach to sourcing potential investment opportunities, which includes (i) researching industry structures, (ii) understanding emerging trends, (iii) developing investment theses, (iv) identifying potential companies in which to invest, and (v) executing on those investments. To date, our management team has developed a pipeline of over 150 potential platform investment opportunities from which to pursue an initial business combination. The discipline our team brings to sourcing, combined with extensive relationships in their collective network, will be instrumental in identifying an attractive acquisition target.

•

Deep Public and Private Equity Market Experience. Our team, augmented by our directors’ experience, present deep experience in the public markets and a wealth of private equity expertise in the debt and equity capital markets, and buy-side M&A-activity. The team has held executive positions in various public and private companies, and the team also has extensive experience in sourcing private equity transactions from venture capital, private equity and from proprietary relations with the target companies themselves.

Industry Opportunity

We believe there is a transformation currently underway in the U.S. healthcare system in the way care is delivered that will continue to accelerate under any number of scenarios in the evolution of healthcare. We believe this creates an abundance of attractive investment opportunities for those who have the vision and capability to capitalize on them. We are focused on the healthcare technology and related industry for several reasons, including:

•

Large and Growing Market that Requires Innovative Solutions. In 2019, U.S. healthcare expenditures amounted to $3.8 trillion, or 17.7% of total GDP, according to the Centers for Medicare & Medicaid Services. The Centers for Medicare & Medicaid Services project U.S. healthcare expenditures will rise to $6.2 trillion through 2028, or 19.7% of GDP, representing a 5.4% CAGR. The current trajectory of healthcare costs appears to be unsustainable without aggressively lowering costs or materially reducing the levels of care provided in the United States. We believe that all constituencies in the healthcare system will continue to invest in new and innovative technologies and business models aimed at reducing the friction in the patient care journey, and delivering care in lower cost, higher value ways to slow growth in healthcare spending and avoid the harsh human and political realities of reducing the levels of care in our country.

•

Historical Barriers to Value-Based Care are Eroding. The evolution to true value-based care has faced several key challenges historically. Consumers are forced to make some of their most impactful, life altering health and economic decisions in a complex ecosystem devoid of reliable cost or quality information and with limited meaningful engagement with their clinicians to inform their choices. Providers are forced to deal with shortages of essential clinicians and lack actionable electronic health information as a result of disparate sources of data to inform clinical decision and improve health outcomes. Payors struggle to engage with consumers to take ownership of their health and are often at odds with providers rather than working together with aligned interest to deliver better health outcomes and cost savings to the system. Fortunately, driven by the realities facing the system, these structural barriers are being eroded by a confluence of factors, including technological advancements, a new generation of technology savvy providers and consumers, and an evolution of the payor systems to value-based care. The recent COVID-19 pandemic combined with, what we view as a new class of, visionary entrepreneurs fueled with billions of dollars of investment capital are accelerating the changes. We believe the accelerating structural changes will continue to provide unique opportunities for the next generation of companies that leverage technology and information to drive change in a U.S. healthcare system increasingly adopting digital healthcare solutions.

•

Broad Universe of Actionable Targets. There is a large universe of targets in the healthcare industry for us to pursue, due in part to the scale of the industry as well as the innovation and technology-enablement currently underway. Most of these targets are held by private equity or venture capital investors with finite investment horizons, who naturally will look to exit their positions. We believe that there are approximately two thousand technology-enabled, information-driven healthcare companies and of such companies, there are approximately two hundred of appropriate size and scale ready for public markets. We believe that of such two hundred companies ready for public markets, there are one hundred with software and tech-enabled platforms with a considerable existing breadth of solutions. We believe that of these one hundred companies, there is a universe of approximately seventy companies with an innovation focus, deep competitive moat and few direct competitors to pursue. We believe we will offer a differentiated value proposition to potential targets, with a more streamlined and transparent path to the public market that will enable private companies to go public while allowing them to remain operationally focused on long-term value creation.

•

Fragmented Industry Ripe for Creation of Scaled, Well-Capitalized Leaders. Many companies have developed partial solutions to address specific challenges of certain constituents across the healthcare journey. However, few if any platforms offer comprehensive solutions that meet the full spectrum of needs for consumers, providers, payors and employers and the landscape remains highly fragmented. We believe this presents an attractive opportunity to create long-term, risk-adjusted shareholder value by building a comprehensive, technology-enabled business that better meets the needs of healthcare constituents through add-on acquisitions and cross-selling in a market that is ripe for consolidation.

Business Combination Criteria

We are focused on a business combination with an established, technology-enabled, information-driven company which is transforming the way that healthcare is delivered, reducing the friction in the patient care journey, and delivering care in lower-cost, higher-value ways. There are an extensive number of attractive investment opportunities that meet our investment criteria. Our management team has used and will continue to use its collective expertise and relationships and those of our board of directors and advisors to identify and ultimately consummate a transaction with such a company that generally meets the following objectives. We remain nimble and ready to evolve our focus as the healthcare system and regulatory backdrop shift, needs of constituents change and attractive investment opportunities arise.

•

Significant Growth Prospects to Create Shareholder Value. We are pursuing an acquisition that has a market position conducive to driving future shareholder value. We intend to acquire a target with an embedded and/or underexploited opportunity for organic growth and as a platform for acquisitions to further penetrate an established customer base and expand into new modalities, markets and / or geographies.

•

Viable Social Platforms. We are focused on investing in an established, scaled business that will serve as a viable platform solution in the tech-enabled, information-driven healthcare industry that has the right operating and technology infrastructure, management team and client base to support strategic add-on acquisitions. Subsequent strategic acquisitions will be designed to build out an integrated, comprehensive platform positioned to increase client wallet share, enjoy sustained organic growth and category leadership.

•

Digital Healthcare Focus. Healthcare stakeholders are increasingly investing in digital-first solutions to transfer service deliver, enhance the value proposition, and improve their own financial performance. We are focusing on business models that are well positioned to capitalize on this clear advancement toward digital healthcare. Our primary emphasis is on opportunities within the digital care journey optimization, virtual care / telehealth, and personalized medicine market segments, where the need for innovative technology, data and information solutions, stakeholder collaboration and consumer engagement is highest, and where the competitive landscapes are most fragmented, creating an opportunity to build a category leader with a durable long-term growth opportunity.

•

Rooted in Value-Based Care. We are pursuing opportunities that are well aligned with the foundational goals of value-based care, including optimizing the appropriateness, access, cost and quality of individual care. We believe business models that enhance value for one stakeholder solely at the expense of another, or that potentially increase overall cost to the healthcare system, may ultimately face growth and/or margin pressures as U.S. healthcare continues its evolution toward value-based care.

•

Strong Potential Competitive Position. We are focusing on acquisition targets that are leaders or have the potential to develop a leading, growing or niche market position in their respective industries. We have assessed and continue to assess the strengths of the target businesses relative to their competitors. We are seeking to acquire a platform company that we believe has the ability to demonstrate advantages when compared to its competitors, which organically and through add-on acquisition will improve its leadership position in the market served and materially enhance its enterprise value.

•

Middle-Market Businesses. Within the tech-enabled, information-driven healthcare industry sector, we believe the middle market represents the core of businesses that have demonstrated relevant market adoption. It is also where we believe we have a very strong network and where there are the greatest breadth of attractive opportunities.

•

Benefit from Being a Public Company. We are seeking to acquire a business that will benefit from access to the public market capital to accelerate its growth and materially increase its enterprise value. As a corollary, we believe that our investment thesis coupled with the target company’s management team, client base and growth characteristics will present an attractive investment thesis to the public market and our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we have conducted and expect to continue to conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

Our management team’s significant operating and transaction experience and relationships provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists, entrepreneurs, bankers and other referral sources. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. In addition, members of our team have developed contacts from serving on the boards of directors of public companies.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. Our management team provide us important sources of investment opportunities. Target business combination candidates have been brought and will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, investment banks and large business enterprises seeking to divest non-core assets or divisions.

While we do not presently engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there are no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination initially in the amount of $221,950,000, assuming no redemptions and after payment of $8,050,000 of deferred underwriting fees, in each case, after estimated offering expenses of $1,750,000 (and prior to any post-initial public offering working capital expenses), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 26, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering, or until January 26, 2023, to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period (or any longer period which may be permitted pursuant to an amendment hereafter to our amended and restated certificate of incorporation, which we refer to as an Extension Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 26, 2023 or during any Extension Period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by January 26, 2023 or during any Extension Period. However, if our initial stockholders, sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 26, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,750,000 of proceeds held outside the trust account immediately following our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering and our independent registered public accounting firm would not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,700,000 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 26, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 26, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 26, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 26, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 26, 2023, 24 months from the closing of our initial public offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 26, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We do not own any real estate or other physical properties materially important to our operation. We currently utilize office space at 2909 W Bay to Bay Blvd., Suite 300, Tampa, FL 33629 from an affiliate of our sponsor. We consider our current office space adequate for our current operations. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have three executive officers: Scott Feuer, Bryan Crino and Joseph Passero. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 26, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently utilize office space at 2909 W Bay to Bay Blvd., Suite 300, Tampa, FL 33629 from an affiliate of our sponsor. We consider our current office space adequate for our current operations. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols SHACU, SHAC, and SHACW, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

Holders

On March 29, 2021, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 21, 2021, simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,100,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,100,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until the completion of an initial business combination, subject to certain exceptions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On January 26, 2021, the Company consummated its initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,100,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,100,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until the completion of an initial business combination, subject to certain exceptions.

A total of $230,000,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to SCP & CO Healthcare Acquisition Company. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to SCP & CO Sponsor, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 29, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the period from July 29, 2020 (inception) through December 31, 2020, we had a net loss of $1,952, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $25,000. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of common stock by the sponsor and loans from our sponsor.

On January 21, 2021, we consummated our initial public offering of 23,000,000 Units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,100,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $8,100,000.

Following our initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,179,483 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $529,483 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account of $3,374,022 as of January 26, 2021. primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Commencing on January 21, 2021, we entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of our initial business combination or its liquidation, we will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-13 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Scott Feuer	54	Chief Executive Officer and Director

Bryan Crino	57	President and Director

Joseph Passero	52	Chief Financial Officer

Alan Gold	60	Director

Tim Main	63	Director

R. David Kretschmer	62	Director

Randy Parker	62	Director

Scott Feuer, our Chief Executive Officer, has spent over 30 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Feuer has served as co-founder and Managing Director of Skyway Group Private Equity, since December 2017, which was recently rebranded to SCP & CO in 2020, a Tampa-based private investment group focused on healthcare, technology, human capital and commercial real estate. In conjunction with this role, Mr. Feuer has served as Co-Founder and Co-Chairman of Curis Holdings, LLC since September 2006, including Mission Health Communities and its affiliates; Co-Founder and Co-Chairman of Harmony Healthcare, LLC since June 2010; and Co-Chairman of Enablewise, LLC (d/b/a Concertium and Captain’s Chair IT) since December 2017. Previously, Mr. Feuer was Chief Executive Officer and Co-Founder of Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services through its wholly-owned subsidiary Skyway Capital Markets(f/k/a Skyway Advisors, a FINRA/SEC registered broker-dealer) and making highly selective principal investments. Prior to Skyway Capital Partners, Mr. Feuer was Senior Vice President and co-founder of the Converging Media Group at Communications Equity Associates (“CEA”), where he gained substantial experience advising media, entertainment, technology and real estate related companies on investment banking related matters. Prior to CEA, Mr. Feuer was employed by the Walt Disney Company (NYSE: DIS) in Business Planning & Development. Mr. Feuer has also worked at Kenneth Leventhal & Company (now a part of Ernst & Young) and Butcher and Company (now a part of Wells Fargo). Mr. Feuer holds a B.A. in History from the University of Pennsylvania, a B.S.E. in Finance from the Wharton School of Business, and an M.B.A. from the University of Chicago, Booth School of Business. We believe Mr. Feuer is well qualified to serve on our board of directors due to his extensive banking advisory experience and investment experience in the healthcare industry.

Bryan Crino, our President, has spent over 30 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Crino has served as co-founder and Managing Director of Skyway Group Private Equity, since December 2017, which was recently rebranded to SCP & CO in 2020, a Tampa-based private investment group focused on healthcare, technology, and commercial real estate. In conjunction with this role, Mr. Crino has served as: Co-Founder and Co-Chairman of Curis Holdings, LLC, Mission Health Communities and its affiliates since September 2006; Co-Founder and Co-Chairman of Harmony Healthcare, LLC since June 2010; and Co-Chairman of Enablewise, LLC (d/b/a Concertium and Captain’s Chair IT) since December 2017. Previously, Mr. Crino was President and Co-Founder of Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services through its wholly-owned subsidiary Skyway Capital Markets (f/k/a Skyway Advisors, a FINRA/SEC registered broker-dealer) and making highly selective principal investments. Prior to Skyway Capital Partners, Mr. Crino served as Senior Vice President and co-founder of the Converging Media Group at Communications Equity Associates (“CEA”), where he gained substantial experience advising media, broadcasting and technology related companies on investment banking related matters. Mr. Crino has executed numerous transactions including mergers & acquisitions advisory, as well as private placements of equity and debt securities. Prior to CEA, Mr. Crino practiced law in the Corporate Finance and Mergers and Acquisitions groups at Schiff, Hardin & Waite in Chicago, Illinois. Mr. Crino holds a BBA from the University of Texas, a law degree with honors from the University of Illinois, where he served as an editor of The Law Review, and an M.B.A from the Kellogg School of Management. We believe Mr. Crino is well qualified to serve on our board of directors due to his extensive banking advisory experience and investment experience in the healthcare industry.

Joseph Passero, our Chief Financial Officer, has spent over 25 years advising, leading, and investing in middle-market enterprises. Since June 2015, Mr. Passero has served as a Principal of Skyway Group Private Equity, which was recently rebranded to SCP & CO in 2020, a Tampa-based private investment group focused on healthcare, technology, and commercial real estate. During his tenure with SCP & CO, Mr. Passero has served as both permanent and interim Chief Financial Officer with several SCP & CO portfolio companies. Prior to joining SCP & CO, Mr. Passero was a Vice President at Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective control principal investments. At Skyway, Mr. Passero principally delivered substantial back-office operational expertise to Skyway portfolio companies with a focus on building and optimizing financial reporting systems and human resource management systems. Prior to joining Skyway in July 2004, Mr. Passero was an investment banking professional in the Converging Media Group for Tampa-based Communications Equity Associates (“CEA“). Mr. Passero has considerable operational experience which includes the launch and leadership of a division of a large PEO focusing on the service and hospitality businesses, and P&L responsibility a medical device company where he was the Chief Operations Officer. Mr. Passero holds a B.S., Political Science, from Yale University.

Alan D. Gold, one of our directors, serves as executive chairman of Innovative Industrial Properties’ (NYSE: IIPR) board of directors since its formation in June 2016. He is also the executive chairman of IQHQ, a REIT servicing clients in the life science and pharmaceutical industries. Mr. Gold served as chairman, chief executive officer, and president of BioMed Realty Trust, Inc. (formerly NYSE: BMR), a REIT specializing in acquiring, leasing, developing and managing laboratory and office space for the life science industry, from its inception in 2004 through the sale of the company to affiliates of Blackstone Real Estate Partners VIII L.P. in January 2016. Mr. Gold also served as chairman, president and chief executive officer of BioMed Realty’s privately-held predecessor, Bernardo Property Advisors, Inc., from August 1998 until August 2004. In addition, Mr. Gold was a co-founder and served as president and a director of Alexandria Real Estate Equities, Inc., a NYSE-listed urban office REIT, from its predecessor’s inception in 1994 until August 1998. Mr. Gold served as managing partner of GoldStone Real Estate Finance and Investments, a partnership engaged in the real estate and mortgage business, from 1989 to 1994. He also served as assistant vice president of commercial real estate for Northland Financial Company, a full service commercial property mortgage banker, from 1989 to 1990 and as real estate investment officer – commercial real estate for John Burnham Company, a regional full service real estate company, from 1985 to 1989. From December 2013 to June 2016, Mr. Gold served on the board of directors and as a member of the nominating and compensation committees of CatchMark Timber Trust, Inc. (NYSE: CTT), a publicly traded REIT focused on timberland ownership. From August 2011 to March 2013, Mr. Gold also served on the board of directors and as a member of the audit committee of American Assets Trust, Inc. (NYSE: AAT), a publicly traded REIT focused on acquiring, developing and managing retail, office, multifamily and mixed-use properties. Mr. Gold currently serves as a member of the board of trustees for the Salk Institute for Biological Studies, a research organization dedicated to fundamental research in biology and its relation to health, a. Mr. Gold received his Bachelor of Science Degree in Business Administration and his Master of Business Administration from San Diego State University. We believe Mr. Gold is well qualified to serve on our board of directors due to his board experience and asset management and investment experience.

Tim Main, one of our directors, was appointed Chairman of Jabil Inc. (NYSE: JBL) in January 2013. He has also served as a member of the board of directors for Quest Diagnostics (NYSE: DGX) since January 2014. Mr. Main previously served as Jabil’s CEO from September 2000 until 2013, as President from January 1999 until 2013, and has served as a director since October 1999. As CEO, Mr. Main led Jabil’s growth strategy, increasing annual revenues nearly fivefold to reach $17 billion in 2012, and expanding in Asia and other emerging markets. He joined Jabil in April 1987 as a production control manager, was promoted to operations manager in September 1987, to project manager in July 1989, to vice president, business development in May 1991, and to senior vice president, business development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a BS from Michigan State University and an MA in international management from the American Graduate School of International Management (Thunderbird). We believe Mr. Main is well qualified to serve on our board of directors due to his board experience in the manufacturing and healthcare industries.

R. David Kretschmer, one of our directors, is the Chief Investment Officer for North Bristol Partners LLC, a Santa Monica based family office, and is a senior advisor on healthcare and corporate finance for a $10 billion + management consulting firm. Mr. Kretschmer previously worked for Surgery Partners (NASDAQ: SGRY) from February 2018 to April 2019, a multi-specialty ambulatory surgical center company, as executive vice president of strategy and transformation. Under his leadership, growth accelerated as same store revenue increased by 7.5%. As Surgery Partners’ strategy increasingly pivoted to orthopedic surgeons and procedures, physician recruitment increased by over 20% year over year, with correlated case volume and revenue more than doubling. Mr. Kretschmer also led the managed care contracting team’s efforts, including the introduction of bundled orthopedic procedures. As the leader of revenue cycle management Mr. Kretschmer consolidated two regional business offices into a corporate shared service center which served many of Surgery Partners’ 125 surgical facilities as well as its physician and anesthesiology practices while also moving more than 90% of facilities onto a common clearinghouse, improving both efficiency and data flow. Prior to Surgery Partners Mr. Kretschmer, served as senior vice president, treasurer, and CIO for Anthem, Inc. (NYSE: ANTM) from January 2005 to February 2019. During his over 25-year career at Anthem, Inc. (formerly WellPoint Inc.), Mr. Kretschmer was responsible for a multitude of functions including corporate development, corporate real estate, and risk management. As chief investment officer of WellPoint, Mr. Kretschmer oversaw $24 billion of insurance investments and $5 billion of retirement assets. Mr. Kretschmer helped lead WellPoint’s IPO in 1993 and subsequently managed WellPoint’s capital structure including over $45 billion of debt issuance, a $1.25 billion equity unit issue, and repurchased over $35 billion of WellPoint’s stock. In conjunction with his role Mr. Krestchmer established a private equity incubation program to partner with select private equity firms to socialize portfolio companies throughout Anthem’s operations resulting in business opportunities for portfolio companies. Mr. Kretschmer also initiated an internally managed venture fund which invested in companies supporting Anthem strategic initiatives. As head of corporate development, WellPoint executed over $7 billion of transactions including the acquisition of Amerigroup which transformed WellPoint’s focus to the government sector (Medicare and Medicaid). Prior to joining Anthem, Mr. Kretschmer held various corporate finance roles at Great Western Investment Advisors, The Times Mirror Company, and Chrysler Corporation (NYSE: FCAU). In addition to his current roles, Mr. Kretschmer serves on the boards of Trailer Bridge, Inc., a shipping and integrated logistics company, and CF Furniture, an international furniture manufacturing and logistics organization. Mr. Kretschmer serves on the board of the Nashville Wine Auction, an organization dedicated to uniting the wine community to raise funds to fight cancer. Mr. Kretschmer received his BA in economics from The George Washington University in 1980 and his MBA from the University of Chicago Graduate School of Business (Booth) in 1982. We believe Mr. Kretschmer is well qualified to serve on our board of directors due to his investment experience and experience in the healthcare industry.

Randy Parker, one of our directors, is the founder & CEO of GeniusRx, a full-service digital pharmacy that simplifies the process of managing medications through a combination of convenient packaging, modern technology, and personalized service, since its inception in January 2020. He brings more than 30 years of experience starting and building successful, disruptive, consumer-focused companies using the latest technologies. Randy is the Founder & was the former CEO of the telemedicine company MDLIVE from 2009 to 2016 where he has established deep industry relationships at the highest levels with a broad range of the country’s premier health organizations. Prior to MDLIVE, he served as CEO of several other companies including Flexplay Technologies, Clear-Vu Products, and Entertainment Resource. Randy has a degree in Business and Public Administration from New York University. We believe Mr. Parker is well qualified to serve on our board of directors due to his leadership and board experience in the healthcare industry.

Advisors

Mohit Kaushal is currently a senior advisor at General Atlantic and has had an extensive career within investing, technology, clinical medicine/academia and public policy. Dr. Kaushal has been an investor in Humedica (acquired by Optum Health), Rxante (acquired by Millennium), Change Healthcare (acquired by Emdeon), and Wellframe. Dr. Kaushal is a board member of Rxante (acquired by Millennium), Gravie, Insight Psychiatry and Oak Street Health (NYSE: OSH) and previously has served as a board member of Universal American (NYSE: UAM) (acquired by WellCare (NYSE:WCG)), and Citius Tech (acquired by Baring). Dr. Kaushal has been an investor in Humedica (acquired by Optum Health), Rxante (acquired by Millennium), and Change Healthcare (acquired by Emdeon). During the Obama administration, Dr. Kaushal was a member of the White House Health IT task force, a cross agency team implementing the technology aspects of the Affordable Care Act, during which time Dr. Kaushal testified to Congress on the application of technology and payment reform to the Medicare population. Dr. Kaushal also built and led the first dedicated health care team at the Federal Communications Commission, where his team initiated collaboration with the Food and Drug Administration for the regulatory streamlining of converged telecommunications, data analytics and medical devices leading to the release of the mobile medical applications guidance by the FDA. In addition, his team reformed the Rural Healthcare Fund Program to create the Healthcare Connect Fund, which aligned the funding mechanism with wider health care payment policy and technology reform. Dr. Kaushal is an adjunct professor at Stanford University with a joint position within the newly created biomedical data science department and the medical school’s clinical excellence research center. Dr. Kaushal continues to be active within public policy and is a scholar in residence at the Duke Margolis Center for Health Policy. Dr. Kaushal was previously a visiting scholar at the Brookings Institution. He has also been appointed to the Food and Drug Administration Safety and Innovation Act Workgroup of Health IT Policy Committee and to the National Committee on vital and health statics, advising the U.S. Department of Health and Human Services on data access and use. Dr. Kaushal is an ER physician, holds an MBA from Stanford and an MD with distinction from Imperial College of Science, Technology and Medicine, London.

We currently expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Additionally, except as disclosed under “Principal Stockholders” and “Certain Relationships and Related Party Transactions,” our advisors have no other employment or compensation arrangements with us. Moreover, our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Gold and Main, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kretschmer and Parker, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Feuer and Mr. Crino, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Mr. Kretschmer, Mr. Gold and Mr. Main serve as the members of our audit committee, and Mr. Kretschmer chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Kretschmer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Gold and Mr. Parker serve as the members of our compensation committee. Mr. Gold chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The initial members of our nominating and corporate governance are Mr. Main and Mr. Kretschmer. Mr. Main serve as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 29, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
SCP & CO Sponsor, LLC (our sponsor) (3)	—	—	5,750,000	100.00%	20.00%
Scott Feuer (3)	—	—	5,750,000	100.00%	20.00%
Bryan Crino (3)	—	—	5,750,000	100.00%	20.00%
Joseph Passero	—	—	—	—	—
Alan Gold	—	—	—	—	—
Tim Main	—	—	—	—	—
R. David Kretschmer	—	—	—	—	—
Randy Parker	—	—	—	—	—
All executive officers, directors and director nominees as a group (7 individuals)	—	—	5,750,000	100.00%	20.00%
Other 5% owners
Citadel Advisors LLC (4)	1,243,889	5.41%	—	—	4.33%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2909 W Bay to Bay Blvd., Suite 300, Tampa, FL 33629.
(2)

Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

SCP & CO Sponsor, LLC is the record holder of the shares reported herein. Mr. Feuer and Mr. Crino are the managing managers of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities.

(4)

According to a Schedule 13G filed with the SEC on February 8, 2021. The Schedule 13G was filed jointly by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to shares of Class A common stock of the above-named issuer owned by Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CEFL and CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address of each person is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On July 29, 2020 our sponsor subscribed for an aggregate 6,468,750 founder shares for a total subscription price of $25,000, or approximately $0.004 per share. Such shares are fully paid, and the cash amount of the subscription price was received on August 17, 2020. In September 2020, our sponsor contributed back to the Company, for no consideration, 718,750 founder shares, resulting in an aggregate of 5,750,000 founder shares outstanding. In December 2020, our sponsor contributed back to the Company, for no consideration, 718,750 founder shares, resulting in an aggregate of 5,031,250 founder shares outstanding. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 20,125,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the offering. As the size of the offering was increased to 23,000,000 units, including the units issued pursuant to the underwriters’ exercise in full of the over-allotment option, a share dividend was declared on the Class B founder shares so that our sponsor owns 5,750,000, or 20.0% of our issued and outstanding common stock.

Our sponsor purchased an aggregate of 8,100,000 private placement warrants at a price of $1.00 per warrant, or $8,100,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 2909 W Bay to Bay Blvd., Suite 300, Tampa, FL 33629 from an affiliate of our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to the closing of our initial public offering, our sponsor loaned us funds to be used for a portion of the expenses of our initial public offering, pursuant to a promissory note dated July 29, 2020. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the offering. As of January 21, 2021, the outstanding balance of such loans was $150,978. The balance was repaid from closing proceeds of our initial public offering intended for closing expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, a copy of which is filed as an exhibit to this Report.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Withum Smith+Brown, PC or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from July 29, 2020 (inception) through December 31, 2020 totaled $87,550. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 29, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from July 29, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from July 29, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

SCP & CO HEALTHCARE ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SCP & CO Healthcare Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SCP & Co Healthcare Acquisition Company (the “Company”) as of December 31, 2020 the related statements of operations, changes in stockholder’s equity and cash flows for the period from July 29, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

SCP & CO HEALTHCARE ACQUISITION COMPANY

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current asset - cash	$25,000
Deferred offering costs	185,342

TOTAL ASSETS	$210,342

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,902
Accrued offering costs	37,500
Promissory note - related party	147,842

Total Current Liabilities	187,294

Commitments and Contingencies
Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(1,952)

Total Stockholder’s Equity	23,048

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$210,342

(1)

Included an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. In September 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock, in December 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock and in January 2021, the Company effected a 718,750 stock dividend, resulting in an aggregate of 5,750,000 shares outstanding. All share and per share amounts have been retroactively restated to reflect the stock dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,952

Net Loss	$(1,952)

Weighted average shares outstanding, basic and diluted (1)	5,000,000

Basic and diluted net loss per common shares	$(0.00)

(1)

Excluded an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). In September 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock, in December 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock and in January 2021, the Company effected a 718,750 stock dividend, resulting in an aggregate of 5,750,000 shares outstanding. All share and per share amounts have been retroactively restated to reflect the stock dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — July 29, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,952)	(1,952)

Balance — December 31, 2020	5,750,000	$575	$24,425	$(1,952)	$23,048

(1)

Included an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). In September 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock, in December 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 shares of Class B common stock and in January 2021, the Company effected a 718,750 stock dividend, resulting in an aggregate of 5,750,000 shares outstanding. All share and per share amounts have been retroactively restated to reflect the stock dividend (See Note 5).

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,952
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000

Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning	—

Cash – Ending	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$37,500

Deferred offering costs paid through promissory note—related party	$147,842

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCP & CO Healthcare Acquisition Company (the “Company”) was incorporated in Delaware on July 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,100,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to SCP & CO Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,100,000, which is described in Note 4.

Transaction costs amounted to $13,179,483, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $529,483 of other offering costs.

Following the closing of the Initial Public Offering on January 26, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to Stockholder’s rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination by January 26, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On January 26, 2021, offering costs amounting to $13,179,483 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2020, there were $185,342 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The provision for income taxes was deemed to be immaterial as of December 31, 2020.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on January 26, 2021 the Company sold 23,000,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,100,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,100,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 17, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate price of $25,000. In September 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 Founder Shares; in December 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 Founder Shares and in January 2021, the Company effected a 718,750 stock dividend, resulting in an aggregate of 5,750,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on January 26, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, there was $147,842 in borrowings outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2020, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDER’S EQUITY

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering, at a price of $11.50 per share. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before sending the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•

if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis, (3) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the Private Placement Warrants and the Class A common stock issuable upon the exercise

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

of the Private Placement Warrants will have certain registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 21, 2021 by and among the Company, Barclays Capital Inc. and Piper Sandler & Co. the several underwriters. (3)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation. (2)

3.3	Bylaws (1)

4.1	Warrant Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.2	Description of Registered Securities.*

10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)

10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.3	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)

10.4	Administrative Support Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)

10.5	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)

10.6	Form of Indemnity Agreement. (2)

10.7	Securities Subscription Agreement between the Registrant and SCP & CO Sponsor, LLC. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 29, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 6, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021
	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Scott Feuer	Chief Executive Officer	March 31, 2021
Scott Feuer	(Principal Executive Officer)

/s/ Joseph Passero	Chief Financial Officer	March 31, 2021
Joseph Passero	(Principal Financial and Accounting Officer)

/s/ Bryan Crino	Director	March 31, 2021
Bryan Crino

/s/ Alan Gold	Director	March 31, 2021
Alan Gold

/s/ Tim Main	Director	March 31, 2021
Tim Main

/s/ R. David Kretschmer	Director	March 31, 2021
R. David Kretschmer

/s/ Randy Parker	Director	March 31, 2021
Randy Parker