Form 10-Q
period 2021-03-31
SCP & CO Healthcare Acquisition Co
filed 2021-05-24
CIK 1820160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(
Mark One
)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
quarterly period
ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
File
No. 001-39921

SCP & CO Healthcare Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	85-2252723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2909 W Bay to Bay Blvd., Suite 300
Tampa, FL, 33629
(Address of Principal Executive Offices, including zip code)
(
813) 318-9600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

☒
    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act):
Yes
☒
    No  ☐
As of May
24
, 2021
there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SCP & CO HEALTHCARE ACQUISITION COMPANY
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SCP & CO HEALTHCARE ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,583,206	$25,000
Prepaid Expenses	1,119,959	—

Total Current Assets	2,703,165	25,000
Deferred offering costs	—	185,342
Marketable securities held in Trust Account	230,050,775	—
Income tax asset	30,349	—

Total Assets	$232,784,289	$210,342

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$6,170	$1,902
Accrued offering costs	—	37,500
Promissory note—related party	—	147,842

Total Current Liabilities	6,170	187,244
Deferred underwriting fee payable	8,050,000	—
Warrant liability	10,861,610	—

Total Liabilities	18,917,780	187,244

Commitments and Contingencies
Class A common stock subject to possible redemption, 20,886,650 shares at $ 10.00 per share	208,866,500	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,113,350 issued and outstanding (excluding 20,886,650 shares subject to possible redemption)	211	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Retained earnings (accumulated deficit)	4,999,223	(1,902)

Total Stockholders’ Equity	5,000,009	23,098

Total Liabilities and Stockholders’ Equity	$232,784,289	$210,342

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Operating costs	$195,294

Loss from operations	(195,294)
Other income:
Change in fair value of warrant liability	12,521,330
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	(1,716,390)
Offering costs allocated to warrant liabilities	(808,110)
Interest earned on marketable securities held in Trust Account	50,775

Income before provision for income taxes	9,852,311
Income tax benefit	30,349

Net Income	$9,882,660

Weighted average shares outstanding of Class A, basic and diluted	23,000,000

Basic and diluted net income per common share, Class A	$0.00

Weighted average shares outstanding of Class B, basic and diluted	5,750,000

Basic and diluted net income per common share, Class B	$1.71

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Sale of units in initial public offering, net of allocation to warrant liabilities, underwriting discounts and offering expenses	23,000,000	2,300			203,958,451	—	203,960,751
Class A common stock subject to possible redemption	(20,886,650)	(2,089)			(203,982,876)	(4,881,535)	(208,866,500)
Net income	—	—			—	9,882,660	9,882,660

Balance — March 31, 2021	2,113,350	$211	5,750,000	$575	$—	$4,999,223	$5,000,009

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$9,882,660
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(50,775)
Offering costs	808,110
Change in fair value of warrant liability	(12,521,330)
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	1,716,390
Changes in operating assets and liabilities:
Prepaid Expenses	(1,119,959)
Accrued expenses	4,268
Income tax payable	(30,349)

Net cash used in operating activities	(1,310,985)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor	225,400,000
Proceeds from sale of Private Placement Warrants	8,100,000
Repayment of promissory note—related party	(150,978)
Payment of offering costs	(479,831)

Net cash provided by financing activities	232,869,191

Net Change in Cash	1,558,206
Cash – Beginning	25,000

Cash – Ending	$1,583,206

Non-cash investing and financing activities:
Class A common stock subject to possible redemption	$208,866,500

Deferred underwriting fee payable	$8,050,000

Initial classification of warrant liability	$23,382,940

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Proposed Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its overallotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,100,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to SCP & CO Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,100,000, which is described in Note 4.
Transaction costs amounted to $13,280,809, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs
.
Of the costs incurred $12,472,699 were related to issuance of Class A common stock and charged to stockholders’ equity and $808,110 of the offering costs were related to the warrant liability and charged to the statement of operations. In addition, as of March 31, 2021, cash of $1,583,206 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.
Following the closing of the Initial Public Offering on January 26, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii)
the distribution of the funds held in the Trust Account, as described below (the “Investment Company Act”).
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
80
% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of
1940
, as amended.
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
The Company will only proceed with a

Business Combination if the Company has net tangible assets of at least $
5,000,001
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
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination
activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit

($
10.00
).
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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
Correction of an Error in Previously Issued Financial Statements
The Company corrected certain line items related to the previously audited balance sheet as of January 26, 2021 in the Form 8-K filed with the SEC on February 2, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts on an Entity’s Own Equity (“ASC 815-40”). The following balance sheet items as of January 26, 2021 were impacted: an increase of $23.4 million in Warrants liability, a decrease of $23.4 million in the amount of Class A common stock subject to redemption, an increase of $2.5 million in additional paid-in capital and an increase of $2.5 million in accumulated deficit.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.
Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the Warrants.
Deferred Offering Costs
Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of March 31, 2021, offering costs amounting to $630,809 were charged to stockholder’s equity upon the completion of the Initial Public Offering. As of March 31, 2021, there were no balance of deferred and accrued offering costs recorded in the accompanying balance sheet.
Marketable securities held in Trust Account
As of March 31, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company earned $50,775 of interest income from the Trust Account.
Class A Common stock subject to possible redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was a $30,349 tax benefit as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.
The provision for income taxes was deemed to be immaterial as of December 31, 2020.
Net Income (Loss) per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding common shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common shares, net of applicable income taxes, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three months ended March 31, 2021:

Redeemable Class A common shares
Numerator: Earnings allocable to Redeemable Class A common shares
Interest on marketable securities held in Trust Account	$50,755

Net earnings	$50,755
Denominator: Weighted average redeemable Class A common shares

Redeemable Class A common shares, basic and diluted	23,000,000
Basic and diluted net income per commons share, Class A	$0.00

Non-redeemable Class B common shares
Numerator: Net income minus redeemable net earnings
Net income	$9,882,660
Redeemable net earnings	(50,755)

Non-redeemable net income	$9,831,905
Denominator: Weighted average non-redeemable Class B common shares
Non-redeemable Class B common shares, basic and diluted	5,750,000
Basic and diluted net income per commons share, Class B	$1.71

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s stockholders.
C
oncentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, on January 26, 2021 the Company sold 23,000,000 Units, which included a full exercise by the underwriters of their overallotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of
one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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
NOTE 5 — RELATED PARTIES
Founder Shares
On August 17, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate price of $25,000. In September 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 Founder Shares; in December 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 Founder Shares and in January 2021, the Company effected a 718,750 stock dividend, resulting in an aggregate of 5,750,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ overallotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis,
approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their overallotment option on January 26, 2021, no Founder Shares are currently subject to forfeiture.
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
Promissory Note—Related Party
On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31,
2021 or (ii) the consummation of the Proposed Public Offering. On January 26, 2021, the outstanding balance of $150,978 was fully paid. As of
March 31, 2021, there was no balance outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As March 31, 2021, there were no amounts outstanding under the Working Capital Loans.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7—STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 2,113,350 shares of Class A common stock issued or outstanding, excluding 20,866,650 shares of common stock subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ overallotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

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
NOTE 8—WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering, at a price of $11.50 per share. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per Share of Class
 A Common Stock Equals or Exceeds $10.00—
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that (1) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis, (3) the Private Placement Warrants will be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will have certain registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9—FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs

(market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account	1	230,050,775	—
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$6,822,950	$—	$—	$6,822,950
Private Placement Warrants	—	—	4,038,660	4,038,660

Total warrant liabilities	$6,822,950	$—	$4,038,660	$10,861,610

The Private Placement Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The probability assigned the consummation of the Business Combination was 70% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 21, 2021 (1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value (2)(3)	(6,743,600)	(5,777,730)

Fair value, March 31, 2021 (3)	$6,822,950	$4,038,660

(1)
Initial fair value
for
 the Warrants on January 21, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo pricing model for
the
Private Warrants were as follows:

	March 31, 2021	January 26, 2021
Exercise price	$11.50	$11.50
Volatility	11.60%	21.55%
Option term (in years)	5	5
Risk-free interest rate	0.87%	0.66%
Probability of Merger	70%	70%
Dividend yield	0%	0%
The
risk-free
interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. Expected volatility is based on actual historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the Statement of Operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6.8 million during the period from January 21, 2021 through March 31, 2021.

NOTE 10—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, the date that the financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “us,” “our” or “we” refer to SCP & CO Healthcare Acquisition Company. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to SCP & CO Sponsor, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form 10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three-month ended March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2021, we had a net income of $ 9,882,660 which was as the result of as gain on change in fair value of warrant liability offset by the formation and operating costs.

Liquidity and Capital Resources
As of March 31, 2021, we had cash of $1,583,206. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor.
On January 21, 2021, we consummated our Initial Public Offering of 23,000,000 Units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their overallotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,100,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,100,000.
Following our Initial Public Offering, the full exercise of the overallotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,179,483 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs.
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
We intend to use the funds held outside the Trust Account of $1,583,206 as of March 31, 2021 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.
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

Off-Balance Sheet
Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.
Commencing on January 21, 2021, we entered into an agreement pursuant to which it will pay our Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of our initial Business Combination or its liquidation, we will cease paying these monthly fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the restatement of our January 26, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus dated January 21, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.
As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On January 21, 2021 we consummated our initial public offering of 23,000,000,000 units, which included the full exercise by the underwriters of their overallotment option in the amount of 3,000,000 units. Each unit consists of one public share and one-half of
one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. On January 21, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 8,100,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,100,000.
Following the closing of our initial public offering on January 21, 2021 and the underwriters’ full exercise of overallotment option, $230,000,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the overallotment option and the sale of the private placement warrants was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in our final prospectus related to our initial public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 21, 2021, by and among the Company, Barclays Capital Inc. and Piper Sandler & Co., the several underwriters. (2)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement dated January 21, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)

10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)

10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)

10.4	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Sponsor (2)

10.5	Administrative Support Agreement, dated January 21, 2021, by and between the Company and the Sponsor (2)

10.6	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (2)

10.7	Form of Indemnification Agreement (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on September 29, 2020, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: May 24, 2021	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)