Form 10-Q
period 2021-06-30
SCP & CO Healthcare Acquisition Co
filed 2021-08-13
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(813) 318-9600

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

As of August 13, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SCP & CO HEALTHCARE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,437,475	$25,000
Prepaid Expenses	966,007	—
Total Current Assets	2,403,482	25,000
Deferred offering costs		185,342
Marketable securities and Cash held in Trust Account	230,061,243	—
Deferred tax asset	80,649	—
Total Assets	$232,545,374	$210,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$101,000	$1,902
Accrued offering costs	—	37,500
Promissory note—related party	—	147,842
Total Current Liabilities	101,000	187,244
Deferred underwriting fee payable	8,050,000	—
Warrant liability	16,699,690	—
Total Liabilities	24,850,690	187,244
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,269,468 and 0 shares at $10.00 per share as of June 30, 2021 and December 31, 2020 respectively	202,694,680	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,730,532 issued and outstanding (excluding 20,269,468 and 0 shares subject to possible redemption) June 30, 2021 and December 31, 2020 respectively	273	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	6,171,758	24,425
Retained earnings (accumulated deficit)	(1,172,602)	(1,902)
Total Stockholders’ Equity	5,000,004	23,098
Total Liabilities and Stockholders’ Equity	$232,545,374	$210,342

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHSAND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating costs	$394,513	$589,807
Loss from operations	(394,513)	(589,807)
Other income:
Change in fair value of warrant liability	(5,838,080)	6,683,250
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	—	(1,716,390)
Offering costs allocated to warrant liabilities	—	(808,110)
Interest earned on marketable securities held in Trust Account	10,468	61,243
Income before provision for income taxes	(6,222,125)	3,630,186
Income tax benefit	50,300	80,649
Net Income	$(6,171,825)	$3,710,835
Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	23,000,000
Basic and diluted net income per common share, Class A	$—	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,646,409
Basic and diluted net income per common share, Class B	$(1.08)	$0.66

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Sale of units in initial public offering, net of allocation to warrant liabilities, underwriting discounts and offering expenses	23,000,000	2,300			203,958,451	—	203,960,751
Class A common stock subject to possible redemption	(20,886,650)	(2,089)			(203,982,876)	(4,881,535)	(208,866,500)
Net income	—	—			—	9,882,660	9,882,660
Balance — March 31, 2021	2,113,350	$211	5,750,000	$575	$—	$4,999,223	$5,000,009
Sale of units in initial public offering, net of allocation to warrant liabilities, underwriting discounts and offering expenses							-
Class A common stock subject to possible redemption	617,182	62			6,171,758		6,171,820
Net income						(6,171,825)	(6,171,825)
Balance — June 30, 2021 (unaudited)	2,730,532	$273	5,750,000	$575	$6,171,758	$(1,172,602)	$5,000,004

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,710,835
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(61,243)
Offering costs	808,110
Change in fair value of warrant liability	(6,683,250)
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	1,716,390
Changes in operating assets and liabilities:
Prepaid Expenses	(966,007)
Accrued expenses	99,098
Income tax payable	(80,649)
Net cash used in operating activities	(1,456,716)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor	225,400,000
Proceeds from sale of Private Placement Warrants	8,100,000
Repayment of promissory note—related party	(150,978)
Payment of offering costs	(479,831)
Net cash provided by financing activities	232,869,191
Net Change in Cash	1,412,475
Cash – Beginning	25,000
Cash – Ending	$1,437,475
Non-cash investing and financing activities:
Initial Value of Class A common stock subject to possible redemption	$196,560,670
Change in value of common stock subject to redemption	$(6,134,010)
Deferred underwriting fee payable	$8,050,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

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

Transaction costs amounted to $13,280,809, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs. Of the costs incurred $12,472,699 were related to issuance of Class A common stock and charged to stockholders’ equity and $808,110 of the offering costs were related to the warrant liability and charged to the statement of operations. In addition, as of June 30, 2021, cash of $1,437,475 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Included in these estimates is the fair value or warrant liabilities, which is disclosed in more detail in the Fair Value footnote (FN9).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of June 30, 2021, offering costs amounting to $630,809 were charged to stockholder’s equity and none charged to the income statement upon the completion of the Initial Public Offering. As of June 30, 2021, there was no balance of deferred and accrued offering costs recorded in the accompanying balance sheet.

Marketable securities held in Trust Account

As of June 30, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company earned $10,468.00 and $61,243 respectively of interest income from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2021, the Company had a tax benefit of $50,300 and $80649.00 respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were $80,649 and $0, as of June 30, 2021 and December 31, 2020, respectively.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A common shares
Numerator: Earnings allocable to Redeemable Class A common shares
Interest on marketable securities held in Trust Account	$10,468	$61,243
Income and Franchise Taxes	(30,349)	(180,649)
Net earnings	$(19,881)	$(119,406)
Denominator: Weighted average redeemable Class A common shares
Redeemable Class A common shares, basic and diluted	23,000,000	23,000,000
Basic and diluted net income per commons share, Class A	$—	$—
Non-redeemable Class B common shares
Numerator: Net income minus redeemable net earnings
Net (loss) income	$(6,171,825)	$3,710,835
Redeemable net earnings	$19,881	$119,406
Non-redeemable net (loss) income	$(6,151,944)	$3,830,241
Denominator: Weighted average non-redeemable Class B common shares
Non-redeemable Class B common shares, basic and diluted	5,750,000	5,646,409
Basic and diluted net (loss) income per commons share, Class B	$(1.08)	$0.66

As of June 30, 2021 and December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature, except for the derivative warrant liabilities (see note 9).

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company is still assessing the impact of ASU 2020-06 on its financial statements. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  During the three and six months ended June 30, 2021, the Company incurred fees of $30,000 and $60,000 respectively of administrative fees from the agreement, with no accruals at period end.

Promissory Note—Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Proposed Public Offering. On January 26, 2021, the outstanding balance of $150,978 was fully paid. As of June 30, 2021, there was no balance outstanding under the Promissory Note, and the note is no longer available to draw on.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,730,532 shares of Class A common stock issued or outstanding, excluding 20,269,468 shares of common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ overallotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.

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

The Company has $230,061,222 held in the trust account. This balance consists of $767 of cash and $230,060,455 held in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account maturing July 29, 2021	1	230,060,455	—

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$9,775,000	$—	$—	$9,775,000
Private Placement Warrants	—		6,924,690	6,924,690
Total warrant liabilities	$9,775,000	$—	$6,924,690	$16,699,690

The Private Placement Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement, which has inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The probability assigned the consummation of the Business Combination was 70% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 21, 2021(1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value(2)(3)	(6,743,600)	(5,777,730)
Fair value, March 31, 2021(3)	6,822,950	4,038,660
Recognized gain (loss) on change in fair value(2)(3)	2,952,050	2,886,030
Fair value, June 30, 2021(3)	$9,775,000	$6,924,690

(1)

Initial fair value for the Warrants on January 21, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the Statement of Operations.
(3)

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9,775,000.00 during the six months ended through June 30, 2021.

The key inputs into the Monte Carlo pricing model for the Private Warrants were as follows:

June 30, 2021
Exercise price	$11.50
Volatility	16.52%
Option term (in years)	5
Risk-free interest rate	0.78%
Dividend yield	0%

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

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three-month ended June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months and six months ended June 30, 2021, we had a net income of $(6,171,825) and $3,710,835, respectively which was as the result of as gain on change in fair value of warrant liability offset by the formation and operating costs.

 Liquidity and Capital Resources

As of June 30, 2021, we had cash of $1,437,475. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor.

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

We intend to use the funds held outside the Trust Account of $1,437,475 as of June 30, 2021 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

 Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company is still assessing the impact of ASU 2020-06 on its financial statements. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our January 26, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 21, 2021, by and among the Company, Barclays Capital Inc. and Piper Sandler & Co., the several underwriters. (2)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement dated January 21, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)

10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)

10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)

10.4	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Sponsor (2)

10.5	Administrative Support Agreement, dated January 21, 2021, by and between the Company and the Sponsor (2)

10.6	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (2)

10.7	Form of Indemnification Agreement (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on September 29, 2020, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: August 13, 2021	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)