Form 10-Q
period 2021-09-30
SCP & CO Healthcare Acquisition Co
filed 2021-11-17
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 17, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SCP & CO HEALTHCARE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and July 29, 2020 (inception) to September 30, 2020	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and from July 29, 2020 (inception) to September 30, 2020 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited) and from July 29, 2020 (inception) to September 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,333,153	$25,000
Prepaid Expenses	821,253	—
Total Current Assets	2,154,406	25,000
Deferred offering costs		185,342
Marketable securities and Cash held in Trust Account	230,075,803	—
Deferred tax asset	170,750	—
Total Assets	$232,400,959	$210,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$201,000	$1,902
Accrued offering costs	—	37,500
Promissory note—related party	—	147,842
Total Current Liabilities	201,000	187,244
Deferred underwriting fee payable	8,050,000	—
Warrant liability	11,400,400	—
Total Liabilities	19,651,400	187,244
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020 respectively	230,000,000	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) September 30, 2021 and December 31, 2020 respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Retained earnings (accumulated deficit)	(17,251,016)	(1,902)
Total Stockholders’ Equity	(17,250,441)	23,098
Total Liabilities and Stockholders’ Equity	$232,400,959	$210,342

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 29, 2020 (inception) to September 30, 2020
Operating costs	$349,075	$938,882	$1,000
Loss from operations	(349,075)	(938,882)	(1,000)
Other income:
Change in fair value of warrant liability	5,299,290	11,982,540
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	—	(1,716,390)
Offering costs allocated to warrant liabilities	—	(808,110)
Interest earned on marketable securities held in Trust Account	14,560	75,803
Income before provision for income taxes	4,964,775	8,594,961	(1,000)
Income tax benefit	90,100	170,750
Net Income	$5,054,875	$8,765,711	$(1,000)
Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	20,893,773	-
Basic and diluted net income per common share, Class A	$0.18	$0.33	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,681,066	5,000,000
Basic and diluted net income per common share, Class B	$0.18	$0.33	$(0.00)

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and nine months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Accretion of Common Stock subject to possible redemption	—	—	—	—	(24,425)	(26,014,824)	(26,039,249)
Net income	—	—	—	—	—	3,710,835	3,710,835
Balance — June 30, 2021 (unaudited)	—	—	5,750,000	575	—	(22,305,891)	(22,305,316)
Net income						5,054,875	5,054,875
Balance — September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,251,016)	$(17,250,441)

July 29, 2020 (inception) to September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — July 29, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance — September 30, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	'For the Period from July 29, 2020 (inception) to September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,765,711	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(75,803)
Offering costs	808,110
Change in fair value of warrant liability	(11,982,540)
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	1,716,390
Changes in operating assets and liabilities:
Prepaid Expenses	(821,253)
Accrued expenses	199,098	1,000
Income tax payable	(170,750)
Net cash used in operating activities	(1,561,037)	-
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor	225,400,000
Proceeds from the issuance of Class B common stock	-	25,000
Proceeds from sale of Private Placement Warrants	8,100,000
Repayment of promissory note—related party	(150,978)
Payment of offering costs	(479,832)
Net cash provided by financing activities	232,869,190	25,000
Net Change in Cash	1,308,153
Cash – Beginning	25,000
Cash – Ending	$1,333,153	$25,000
Non-cash investing and financing activities:
Deferred underwriting fee payable	$8,050,000
Initial classification of warrant liability	$23,382,940
Change in Fair Value of warrant liability	$(11,982,540)
Accrued offering costs		$72,675

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,280,809, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs. Of the costs incurred $12,472,699 were related to issuance of Class A common stock and charged to stockholders’ equity and $808,110 of the offering costs were related to the warrant liability and charged to the statement of operations. In addition, as of September 30, 2021, cash of $1,333,153 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on January 26, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below (the “Investment Company Act”).

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

NOTE 2—REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ over-allotment, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ over-allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements of January 26, 2021, March 31, 2021, and June 30, 2021 are reflected in the following table:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of January 26, 2021
Commitments
Class A Common Stock subject to possible redemption	196,560,670	33,439,330	230,000,000
Shareholders' Equity
Class A Common Stock	360	(360)	-
Class B Common Stock	575	-	575
Additional paid-in capital	7,525,472	(7,525,472)	-
Retained earnings (accumulated deficit)	(2,526,402)	(25,913,498)	(28,439,900)
Total Stockholders' Equity	5,000,005	(33,439,330)	(28,439,325)
Balance Sheet as of March 31, 2021
Commitments
Class A Common Stock subject to possible redemption	208,866,500	33,439,330	230,000,000
Shareholders' Equity
Class A Common Stock	211	(211)	-
Class B Common Stock	575	-	575
Additional paid-in capital	-	-	-
Retained earnings (accumulated deficit)	4,999,223	(21,133,289)	(16,134,066)
Total Stockholders' Equity	5,000,009	(21,133,500)	(16,133,491)
Balance Sheet as of June 30, 2021
Commitments
Class A Common Stock subject to possible redemption	202,694,680	27,305,320	230,000,000
Shareholders' Equity
Class A Common Stock	273	(273)	-
Class B Common Stock	575	-	575
Additional paid-in capital	6,171,758	(6,171,758)	-
Retained earnings (accumulated deficit)	(1,172,602)	(21,133,289)	(22,305,891)
Total Stockholders' Equity	5,000,004	(27,305,320)	(22,305,316)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Included in these estimates is the fair value or warrant liabilities, which is disclosed in more detail in the Fair Value footnote (see Note 10).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of September 30, 2021, offering costs amounting to $630,809 were charged to temporary equity and none charged to the income statement upon the completion of the Initial Public Offering. As of September 30, 2021, there was no balance of deferred and accrued offering costs recorded in the accompanying balance sheet.

Marketable securities held in Trust Account

As of September 30, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company earned $14,560 and $75,803 respectively of interest income from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2021, the Company had a tax benefit of $90,100 and $170,750 respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were $170,750 and $0, as of September 30, 2021 and December 31, 2020, respectively.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		Three and Nine Months Ended September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	4,043,901	1,010,975	7,029,424	1,736,288	-	(1,000)
Denominator
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	20,893,773	5,681,066	-	5,000,000
Basic and diluted net income (loss) per share	$0.18	$0.18	$0.33	$0.33	$-	$(0.00)

As of September 30, 2021 and December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTIES

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

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  During the three and nine months ended September 30, 2021, the Company incurred fees of $30,000 and $90,000 respectively of administrative fees from the agreement, with no accruals at period end.

Promissory Note—Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Proposed Public Offering. On January 26, 2021, the outstanding balance of $150,978 was fully paid. As of September 30, 2021, there was no balance outstanding under the Promissory Note, and the note is no longer available to draw on.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were  23,000,000 and 0 shares of common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering.

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

NOTE 9—WARRANTS

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

NOTE 10—FAIR VALUE MEASUREMENTS

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

The Company has $230,075,803 held in the trust account. This balance consists of $236 of cash and $230,075,567 held in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account maturing October 28, 2021	1	230,075,567	—

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$6,670,000	$—	$—	$6,670,000
Private Placement Warrants	—		4,730,400	4,730,400
Total warrant liabilities	$6,670,000	$—	$4,730,400	$11,400,400

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

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 26, 2021(1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value(2)(3)	(3,791,550)	(2,891,700)
Fair value, June 30, 2021(3)	9,775,000	6,924,690
Recognized gain (loss) on change in fair value(2)(3)	(3,105,000)	(2,194,290)
Fair value, September 30, 2021(3)	$6,670,000	$4,730,400

(1)

Initial fair value for the Warrants on January 26, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the Statement of Operations.
(3)

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6,670,000 during the nine months ended September 30, 2021.

The key inputs into the Monte Carlo pricing model for the Private Warrants were as follows:

September 30, 2021
Exercise price	$11.50
Volatility	13.25%
Option term (in years)	5
Risk-free interest rate	83.00%
Dividend yield	0%

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

NOTE 11—SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three-months and nine-months ended September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months and nine months ended September 30, 2021, we had a net income of $5,054,875 and $8,765,711, respectively which was as the result of as gain on change in fair value of warrant liability offset by the formation and operating costs.

 Liquidity and Capital Resources

As of September 30, 2021, we had cash of $1,333,153. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor.

On January 26, 2021, we consummated our Initial Public Offering of 23,000,000 Units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,100,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,100,000.

Following our Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,280,809 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs.

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

We intend to use the funds held outside the Trust Account of $1,333,153 as of September 30, 2021 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

 Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated January 21, 2021 filed with the SEC, and in the Form 10-Q for the quarterly Period ended June 30, 2021, dated August 13, 2021 and filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: November 17, 2021	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)