Form 10-Q/A
period 2021-09-30
SCP & CO Healthcare Acquisition Co
filed 2022-03-08
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SCP & CO HEALTHCARE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and July 29, 2020 (inception) to September 30, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and from July 29, 2020 (inception) to September 30, 2020 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and from July 29, 2020 (inception) to September 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

EXPLANATORY NOTE

SCP & CO Healthcare Acquisition Company (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2021.

Background of Restatement

As a result of changes to industry practice and new consensus in the accounting profession, the Company has reevaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on January 26, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with this Quarterly Report, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such reevaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between its two classes of common stock. This presentation contemplates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On February 11, 2021, the audit committee of the board of directors of the Company concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (such periods, collectively, the “Affected Periods”). Considering the restatement of such financial statements, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon. This Amendment includes restatements of the financial statements for the Affected Periods.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, shares of Class A common stock and shares of Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the Affected Periods. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,333,153	$25,000
Prepaid Expenses	821,253	—
Total Current Assets	2,154,406	25,000
Deferred offering costs		185,342
Marketable securities and Cash held in Trust Account	230,075,803	—
Deferred tax asset	170,750	—
Total Assets	$232,400,959	$210,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$201,000	$1,902
Accrued offering costs	—	37,500
Promissory note—related party	—	147,842
Total Current Liabilities	201,000	187,244
Deferred underwriting fee payable	8,050,000	—
Warrant liability	11,400,400	—
Total Liabilities	19,651,400	187,244
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Retained earnings (accumulated deficit)	(17,251,016)	(1,902)
Total Stockholders’ Equity	(17,250,441)	23,098
Total Liabilities and Stockholders’ Equity	$232,400,959	$210,342

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 29, 2020 (inception) to September 30, 2020
Operating costs	$349,075	$938,882	$1,000
Loss from operations	(349,075)	(938,882)	(1,000)
Other income:
Change in fair value of warrant liability	5,299,290	11,982,540	—
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	—	(1,716,390)	—
Offering costs allocated to warrant liabilities	—	(808,110)	—
Interest earned on marketable securities held in Trust Account	14,560	75,803	—
Income before provision for income taxes	4,964,775	8,594,961	(1,000)
Income tax benefit	90,100	170,750	—
Net Income	$5,054,875	$8,765,711	$(1,000)
Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	20,893,773	—
Basic and diluted net income per common share, Class A	$0.18	$0.33	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,681,066	5,000,000
Basic and diluted net income (loss) per common share, Class B	$0.18	$0.33	$(0.00)

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and nine months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(26,014,824)	(26,039,249)
Net income	—	—	—	—	—	9,882,660	9,882,660
Balance — March 31, 2021 (unaudited)	—	—	5,750,000	575	—	(16,134,066)	(16,133,491)
Net income	—	—	—	—	—	(6,171,825)	(6,171,825)
Balance — June 30, 2021 (unaudited)	—	—	5,750,000	575	—	(22,305,891)	(22,305,316)
Net income	—	—	—	—	—	5,054,875	5,054,875
Balance — September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,251,016)	$(17,250,441)

July 29, 2020 (inception) to September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — July 29, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock	—	—	5,750,000	575	24,425	—	25,000
Net income	—	—	—	—	—	(1,000)	(1,000)
Balance — September 30, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For the Period from July 29, 2020 (inception) to September 30, 2020
Cash Flows from Operating Activities:
Net income	$8,765,711	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(75,803)	-
Offering costs	808,110	-
Change in fair value of warrant liability	(11,982,540)	-
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	1,716,390	-
Changes in operating assets and liabilities:
Prepaid Expenses	(821,253)	-
Accrued expenses	199,098	1,000
Income tax payable	(170,750)	-
Net cash used in operating activities	(1,561,037)	-
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor	225,400,000	-
Proceeds from the issuance of Class B common stock	-	25,000
Proceeds from sale of Private Placement Warrants	8,100,000	-
Repayment of promissory note—related party	(150,978)	-
Payment of offering costs	(479,832)	-
Net cash provided by financing activities	232,869,190	25,000
Net Change in Cash	1,308,153	-
Cash – Beginning	25,000	-
Cash – Ending	$1,333,153	$25,000
Non-cash investing and financing activities:
Deferred underwriting fee payable	$8,050,000	$-
Initial classification of warrant liablity	$23,382,940	$-
Change in Fair Value of warrant liability	$(11,982,540)	$-
Accrued offering costs	$-	$72,675

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

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ over-allotment, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ over-allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company has restated the unaudited condensed financial statements for the affected interim periods ended June 30, 2021 and March 31, 2021 in this report.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following tables.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of March 31, 2021 (unaudited)
Commitments and Contingencies
Class A Common Stock subject to possible redemption	208,866,500	21,133,500	230,000,000
Stockholders' Equity
Class A Common Stock	211	(211)	-
Class B Common Stock	575	-	575
Additional paid-in capital	-	-	-
Retained earnings (accumulated deficit)	4,999,223	(21,133,289)	(16,134,066)
Total Stockholders' Equity	5,000,009	(21,133,500)	(16,133,491)
Balance Sheet as of June 30, 2021 (unaudited)
Commitments and Contingencies
Class A Common Stock subject to possible redemption	202,694,680	27,305,320	230,000,000
Stockholders' Equity
Class A Common Stock	273	(273)	-
Class B Common Stock	575	-	575
Additional paid-in capital	6,171,758	(6,171,758)	-
Retained earnings (accumulated deficit)	(1,172,602)	(21,133,289)	(22,305,891)
Total Stockholders' Equity	5,000,004	(27,305,320)	(22,305,316)

	As Previously Reported	Adjustment	As Revised
Cash Flow Statement for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock	196,560,670	33,439,330	230,000,000

Cash Flow Statement for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock	196,560,670	33,439,330	230,000,000
Change in the value of Class A common stock	(6,134,010)	6,134,010	-

In connection with the change in presentation for the Class A common stock subject possible to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

	As Previously Reported	Adjustment	As Revised
Earnings Per Share for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(6,388,889)	16,611,111
Basic and diluted net income (loss) per share, Class A common stock	-	0.45	0.45
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	(208,333)	5,541,667
Basic and diluted net income (loss) per share, Class B common stock	1.71	(1.26)	0.45

Earnings Per Share for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	-	23,000,000
Basic and diluted net income (loss) per share, Class A common stock	-	(0.21)	(0.21)
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	-	5,750,000
Basic and diluted net income (loss) per share, Class B common stock	(1.08)	0.87	(0.21)

Earnings Per Share for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(3,176,796)	19,823,204
Basic and diluted net income (loss) per share, Class A common stock	-	0.15	0.15
Basic and diluted weighted average shares outstanding, Class B common stock	5,646,409	-	5,646,409
Basic and diluted net income (loss) per share, Class B common stock	0.66	(0.51)	0.15

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

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three and nine months ended September 30, 2021 and for the period from July 29, 2020 (inception) to September 30, 2020:

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is still assessing the impact of ASU 2020-06 on its financial statements. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

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

The Company has $230,075,803 held in the trust account. This balance consists of $236 of cash and $230,075,567 held in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account maturing October 28, 2021	1	230,075,567	—

There were no assets or liabilities measured at fair value as of December 31, 2020.

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

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in note 2.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: March 8, 2022	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2022	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)