Form 10-K
period 2021-12-31
SCP & CO Healthcare Acquisition Co
filed 2022-03-31
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39921

SCP & CO Healthcare Acquisition Company

(Exact name of registrant as specified in its charter)

Delaware	85-4030703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2909 W Bay to Bay Blvd., Suite 300 Tampa, FL	33629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 318-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	SHACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	SHAC	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units	SHACW	The Nasdaq Stock Market LLC

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

As of March 31, 2022 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Securities Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

•	“board of directors,” “board” or “directors” are to the board of directors of the Company;
•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
•	“common stock” are to our Class A common stock and our Class B common stock;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
•	“DGCL” are to the Delaware General Corporation Law;
•	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“FINRA” are to the Financial Industry Regulatory Authority;
•	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering;
•	“GAAP” are to the accounting principles generally accepted in the United States of America;
•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	“initial public offering” are to the initial public offering that was consummated by the Company on January 26, 2021;
•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
•	“management” or our “management team” are to executive officers and directors;
•	“Nasdaq” are to the Nasdaq Stock Market;
•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
•	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they are purchased in the offering or thereafter in the open market);
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

•	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on September 29, 2020 (File No. 333-249137), as amended;
•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“sponsor” are to SCP & CO Sponsor, LLC, a Delaware limited liability company, which is an affiliate of certain of our officers and directors;
•

“trust account” are to the trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

•	“we,” “us,” “company” or “our company” are to SCP & CO Healthcare Acquisition Company, a Delaware corporation; and

• “Withum” are to Withum Smith+Brown, PC, the Company’s independent registered public accounting firm

PART I

Item 1.	Business.

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

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “SHACU”, “SHAC” and SHACW”, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

We must complete our initial business combination by January 26, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 26, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Management Team

Our management team has a history of building long-term sustainable value through both organic and strategic mergers and acquisitions. Over the last 19 years, the management team has garnered extensive investing, operating, and advising experience in healthcare and information technology. With more than 86 combined years of experience and having completed more than 80 transactions totaling over $1.8 billion in aggregate value, they have a unique vantage point of the healthcare landscape and the advances in care, technology and information that will be required to affect the sector’s transformation. The team’s unique perspective has been formed from over 15 years of direct investment and operational experience across the acute and post-acute care settings working with payors, providers, consumers and regulators in the areas of revenue cycle management, staff augmentation, managed services, software-as-a-service solutions, cloud solutions, population health management, skilled nursing, senior care, home health, hospice, and therapy. By staying at the forefront of the transformation in healthcare ecosystem, the team is continuously evaluating, implementing and managing various technology-enabled and information-driven solutions to propel its portfolio businesses forward in the areas of telehealth, remote patient monitoring, digital therapeutics (including cognitive behavioral therapy), behavioral health, ePharma, care coordination, patient engagement, medical records and administrative/clinical tools.

Our management team is led by Scott N. Feuer, our Chief Executive Officer, Bryan L. Crino, our President, and Joseph M. Passero, our Chief Financial Officer.

Mr. Feuer, our Chief Executive Officer, has spent over 30 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Feuer is Chief Executive Officer of SCP & CO, which was formerly known as Skyway Group Private Equity, prior to rebranding in 2020, a Tampa-based private investment group focused on healthcare, technology, human capital and commercial real estate. In conjunction with this role, Mr. Feuer is Co-Founder and Co-Chairman of Curis Holdings, LLC, including Mission Health Communities and its affiliates; Co-Founder and Co-Chairman of Harmony Healthcare, LLC; and Co-Chairman of Enablewise, LLC (d/b/a Concertium and Captain’s Chair IT). Through SCP & CO’s investment in Curis Holdings, LLC, including Mission Health Communities and its affiliates, SCP & CO operates a portfolio of greater than fifty facilities, and has executed ten acquisitions, two divestitures and twelve financings. Previously, Mr. Feuer was Chief Executive Officer and Co-Founder of Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective principal investments. Prior to Skyway Capital Partners, Mr. Feuer was Senior Vice President and co-founder of the Converging Media Group at Communications Equity Associates (“CEA”), where he gained substantial experience advising media, entertainment, technology and real estate related companies on investment banking related matters. Prior to CEA, Mr. Feuer was employed by the Walt Disney Company (NYSE: DIS) in Business Planning & Development. Mr. Feuer has also worked at Kenneth Leventhal & Company (now a part of Ernst & Young) and Butcher and Company (now a part of Wells Fargo). Mr. Feuer holds a B.A. in History from the University of Pennsylvania, a B.S.E. in Finance from the Wharton School of Business, and an M.B.A. from the University of Chicago, Booth School of Business.

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

Mr. Passero, our Chief Financial Officer, has spent over 25 years advising, leading, and investing in middle-market enterprises. Currently, Mr. Passero is a Principal of SCP & CO. During his tenure with SCP & CO, Mr. Passero has served as both permanent and interim Chief Financial Officer with several SCP & CO portfolio companies. Prior to joining SCP & CO, Mr. Passero was a Vice President at Skyway Capital Partners, a Florida-based merchant bank focused on providing investment banking advisory services and making highly selective control principal investments. At Skyway, Mr. Passero principally delivered substantial back-office operational expertise to Skyway portfolio companies with a focus on building and optimizing financial reporting systems and human resource management systems. Prior to joining Skyway in 2004, Mr. Passero was an investment banking professional in the Converging Media Group at CEA. Mr. Passero has considerable operational experience which includes the launch and leadership of a division of a large PEO focusing on the service and hospitality businesses, and P&L responsibility for a medical device company where he was the Chief Operations Officer. Mr. Passero holds a B.A., Political Science, from Yale University.

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

Tim Main served as Chairman of Jabil Inc. (NYSE: JBL) through November 1, 2021, a role to which he was appointed in January 2013. He is also a member of the board of directors for Quest Diagnostics (NYSE: DGX). Mr. Main served as Jabil’s CEO from September 2000 until 2013, as President from January 1999 until 2013, and as a director since October 1999. As CEO, Mr. Main led Jabil’s growth strategy, increasing annual revenues nearly fivefold to reach $17 billion in 2012, and expanding in Asia and other emerging markets. He joined Jabil in April 1987 as a production control manager, was promoted to operations manager in September 1987, to project manager in July 1989, to vice president, business development in May 1991, and to senior vice president, business development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a BS from Michigan State University and an MA in international management from the American Graduate School of International Management (Thunderbird).

R. David Kretschmer serves as the Chief Investment Officer for North Bristol Partners LLC, a Santa Monica based family office. Mr. Kretschmer previously worked for Surgery Partners (NASDAQ: SGRY) from February 2018 to April 2019, a multi-specialty ambulatory surgical center company, as executive vice president of strategy and transformation. Under his leadership, growth accelerated as same store revenue increased by 7.5%. As Surgery Partners’ strategy increasingly pivoted to orthopedic surgeons and procedures, physician recruitment increased by 26% year over year, with revenue generated by those orthopedic physicians increasing 57% and contribution margin by 54%. Mr. Kretschmer also led the managed care contracting team’s efforts, including the introduction of bundled orthopedic procedures. As the leader of revenue cycle management Mr. Kretschmer consolidated two regional business offices into a corporate shared service center which served many of Surgery Partners’ 125 surgical facilities as well as its physician and anesthesiology practices while also moving more than 90% of facilities onto a common clearinghouse, improving both efficiency and data flow. Prior to Surgery Partners Mr. Kretschmer, served as senior vice president, treasurer, and CIO for Anthem, Inc. (NYSE: ANTM). During his over 25-year career at Anthem, Inc., Mr. Kretschmer was responsible for a multitude of functions including corporate development, corporate real estate, and risk management. As chief investment officer of WellPoint, Mr. Kretschmer oversaw $24 billion of insurance investments and $5 billion of retirement assets. Mr. Kretschmer helped lead WellPoint’s IPO in 1993 and subsequently managed WellPoint’s capital structure including over $45 billion of debt issuance, a $1.25 billion equity unit issue, and repurchased over $35 billion of WellPoint’s stock. In conjunction with his role Mr. Krestchmer established a private equity incubation program to partner with select private equity firms to socialize portfolio companies throughout Anthem’s operations resulting in business opportunities for portfolio companies. Mr. Kretschmer also initiated an internally managed venture fund which invested in companies supporting Anthem strategic initiatives. As head of corporate development, WellPoint executed over $7 billion of transactions including the acquisition of Amerigroup which transformed WellPoint’s focus to the government sector (Medicare and Medicaid). Prior joining Anthem, Mr. Kretschmer held various corporate finance roles at Great Western Investment Advisors, The Times Mirror Company, and Chrysler Corporation (NYSE: FCAU). In addition to his current roles, Mr. Kretschmer serves on the boards of Trailer Bridge, Inc., a shipping and integrated logistics company, and CF Furniture, an international furniture manufacturing and logistics organization. Mr. Kretschmer serves on the board of the Nashville Wine Auction, an organization dedicated to uniting the wine community to raise funds to fight cancer. Mr. Kretschmer received his BA in economics from The George Washington University in 1980 and his MBA from the University of Chicago Graduate School of Business (Booth) in 1982.

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

Industry Opportunity

We believe there is a transformation currently underway in the U.S. healthcare system in the way care is delivered that will continue to accelerate under any number of scenarios in the evolution of healthcare. We believe this creates an abundance of attractive investment opportunities for those who have the vision and capability to capitalize on them. We are focused on the healthcare technology and related industry for several reasons, including:

•

Large and Growing Market that Requires Innovative Solutions. In 2020, U.S. healthcare expenditures amounted to $4.1 trillion, or 19.7% of total GDP, according to the Centers for Medicare & Medicaid Services. The Centers for Medicare & Medicaid Services project U.S. healthcare expenditures will rise to $6.2 trillion through 2028, or 19.7% of GDP, representing a 5.4% CAGR from 2018. The current trajectory of healthcare costs appears to be unsustainable without aggressively lowering costs or materially reducing the levels of care provided in the United States. We believe that all constituencies in the healthcare system will continue to invest in new and innovative technologies and business models aimed at reducing the friction in the patient care journey, and delivering care in lower cost, higher value ways to slow growth in healthcare spending and avoid the harsh human and political realities of reducing the levels of care in our country.

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

Financial Position

With funds available for a business combination in the amount of $222,056,285, as of December 31, 2021, assuming no redemptions and after payment of $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Our sponsor, initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account as of December 31, 2021 was $230,106,285, or $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,246,209 of proceeds held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Employees

We currently have three executive officers: Scott Feuer, Bryan Crino and Joseph Passero. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in.

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
•	trust account funds may not be protected against third party claims or bankruptcy;
•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Holders

On March 31, 2022, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2021 we had a net income of $8,762,172, which primarily consists of changes in warrant valuation $12,589,980, loss on issuance of private placement warrants ($1,716,390), offering costs allocated to warrants ($808,110), operating costs ($1,409,593), interest earned on trust account $106,285. For the period from July 29, 2020 (inception) through December 31, 2020, we had a net loss of $1,952, which consisted of formation and operating expenses.

For the year ended December 31, 2021, cash used in operating activities was $1,647,982. For the period from July 29, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.

Liquidity and Capital Resources

We have cash of $1,246,209 and $25,000 as of December 31, 2021 and December 31, 2020, respectively.

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

We intend to use the funds held outside the trust account of $3,374,022 as of January 26, 2021, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Marketable Securities in the Trust Account

Upon consummation of the Initial Public Offering, our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Classification

Upon consummation of the Initial Public Offering, we account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Upon the Initial Public Offering, we determined that the Public Warrants and Private Placement Warrants should be classified as liability instruments.

Class A Ordinary Shares Subject to Possible Redemption

Upon consummation of the Initial Public Offering, we account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Loss Per Ordinary Share

Upon consummation of the Initial Public Offering, we comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Our unaudited condensed statements of operations includes a presentation of income (loss) per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. There were no Class A ordinary shares issued or outstanding at December 31, 2021 or the period then ended.

Net loss per share is calculated by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period.

At December, 2021 we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on April 8, 2021 (our inception date). Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

Reference is made to pages F-1 through F-19 comprising a portion of this Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of December 31, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity, classification of the public and private warrants, and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Scott Feuer	55	Chief Executive Officer and Director
Bryan Crino	58	President and Director
Joseph Passero	53	Chief Financial Officer
Alan Gold	61	Director
Tim Main	64	Director
R. David Kretschmer	63	Director
Randy Parker	63	Director
Mohit Kaushal	43	Director

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

Tim Main, one of our directors, was appointed Chairman of Jabil Inc. (NYSE: JBL) in January 2013 and served in that capacity through November 1, 2021. He has also served as a member of the board of directors for Quest Diagnostics (NYSE: DGX) since January 2014. Mr. Main previously served as Jabil’s CEO from September 2000 until 2013, as President from January 1999 until 2013, and has served as a director since October 1999. As CEO, Mr. Main led Jabil’s growth strategy, increasing annual revenues nearly fivefold to reach $17 billion in 2012, and expanding in Asia and other emerging markets. He joined Jabil in April 1987 as a production control manager, was promoted to operations manager in September 1987, to project manager in July 1989, to vice president, business development in May 1991, and to senior vice president, business development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a BS from Michigan State University and an MA in international management from the American Graduate School of International Management (Thunderbird). We believe Mr. Main is well qualified to serve on our board of directors due to his board experience in the manufacturing and healthcare industries.

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

Mohit Kaushal, one of our directors since August 2021, is currently a senior advisor at General Atlantic and has had an extensive career within investing, technology, clinical medicine/academia and public policy. Dr. Kaushal has been an investor in Humedica (acquired by Optum Health), Rxante (acquired by Millennium), Change Healthcare (acquired by Emdeon), and Wellframe. Dr. Kaushal is a board member of Rxante, Gravie, Array Behavioral Health and Oak Street Health (NYSE: OSH) and previously has served as a board member of Universal American (NYSE: UAM) (acquired by WellCare (NYSE:WCG)), and Citius Tech (acquired by Baring). During the Obama administration, Dr. Kaushal was a member of the White House Health IT task force, a cross agency team implementing the technology aspects of the Affordable Care Act, during which time Dr. Kaushal testified to Congress on the application of technology and payment reform to the Medicare population. Dr. Kaushal also built and led the first dedicated health care team at the Federal Communications Commission, where his team initiated collaboration with the Food and Drug Administration for the regulatory streamlining of converged telecommunications, data analytics and medical devices leading to the release of the mobile medical applications guidance by the FDA. In addition, his team reformed the Rural Healthcare Fund Program to create the Healthcare Connect Fund, which aligned the funding mechanism with wider health care payment policy and technology reform. Dr. Kaushal is an adjunct professor at Stanford University with a joint position within the newly created biomedical data science department and the medical school’s clinical excellence research center. Dr. Kaushal continues to be active within public policy and is a scholar in residence at the Duke Margolis Center for Health Policy. Dr. Kaushal was previously a visiting scholar at the Brookings Institution. Dr. Kaushal is an ER physician, holds an MBA from Stanford and an MD with distinction from Imperial College of Science, Technology and Medicine, London.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Gold and Main, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kretschmer and Parker and Dr. Kaushal, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Feuer and Mr. Crino, will expire at the third annual meeting of stockholders.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, until potentially January 26, 2023, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Mr. Main and Mr. Kretschmer. Mr. Main serves as chair of the nominating and corporate governance committee.

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

Availability of Documents

We have filed a copy of our form of Code of Ethics, audit committee charter, compensation committee charter and nominating and corporate governance committee charter as exhibits to the Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 11.Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered to us. We have paid, and will continue to pay until the earlier of our consummation of our initial business combination and our liquidation, $10,000 per month to our sponsor for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
SCP & CO Sponsor, LLC (our sponsor) (3)	—	—	5,750,000	100.00%	20.00%
Scott Feuer (3)	—	—	5,750,000	100.00%	20.00%
Bryan Crino (3)	—	—	5,750,000	100.00%	20.00%
Joseph Passero	—	—	—	—	—
Alan Gold	—	—	—	—	—
Tim Main	—	—	—	—	—
R. David Kretschmer	—	—	—	—	—
Randy Parker	—	—	—	—	—
Mohit Kaushal
All executive officers and directors as a group (8 individuals)	—	—	5,750,000	100.00%	20.00%
Other 5% owners
Atlas Diversified Master Fund, Ltd. (4)	1,732,500	7.53%	—	—	6.03%
UBS O’Connor LLC (5)	1,732,445	7.53%	—	—	6.03%
Citadel Advisors LLC (6)	1,027,453	4.47%	—	—	3.58%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2909 W Bay to Bay Blvd., Suite 300, Tampa, FL 33629.
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

(4)

According to a Schedule 13G filed with the SEC on April 8, 2021, as amended on February 14, 2022. The Schedule 13G was filed jointly by (i) Atlas Diversified Master Fund, Ltd. a Cayman corporation (“ADMF”), (ii) Atlas Master Fund, Ltd. a Cayman corporation (“AMF”), (iii) Atlas Global, LLC a Delaware limited liability company (“AG”), (iv) Atlas Global Investments, Ltd. is a Cayman corporation (“AGI”), (v) Atlas Enhanced Master Fund, Ltd. a Cayman corporation (“AEMF”), (vi) Atlas Enhanced Fund, L.P. a Delaware limited partnership (“AEF LP”), (vii) Atlas Enhanced Fund, Ltd. a Cayman corporation (“AEF LTD”), (viii) Atlas Portable Alpha, LP a Delaware limited partnership (“APA LP”), (ix) Atlas Institutional Equity Fund, LP is a Delaware limited partnership (“AIEF LP”), (x) Balyasny Asset Management L.P. a Delaware limited partnership (“BAM”), and (xi) Dmitry Balyasny, a United States citizen (“Mr. Balyasny”). AG owns 3.87% of the equity interests in AMF. AGI owns 96.07% of the equity interests in AMF. AEF LP owns 31.61% of the equity interests in AEMF. AEF LTD owns 56.06% of the equity interests in AEMF. APA LP owns 4.26% of the equity interests in AEMF. AIEF LP owns 5.95% of the equity interests in AEMF. BAM is the investment manager to each of ADMF, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP and AIEF LP. Mr. Balyasny indirectly controls 100% of the general partner of BAM. The shares of Class A common stock reported in the Schedule 13G are held by ADMF. By virtue of their indirect ownership of ADMF, through the ownership structure described above, AEMF, AEF LP, AEF LTD, APA LP, AIEF LP may be deemed to beneficially own the 1,608,481 shares of Class A common stock beneficially owned by ADMF. By virtue of its position as investment manager to each of ADMF, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP and AIEF LP, and as the sole control person for BAM, BAM and Mr. Balyasny may each be deemed to beneficially own the shares of Class A common stock beneficially owned by AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP and AIEF LP. The principal business address of ADMF, AMF, AGI, AEMF, AEF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies. The principal business address of AG, AEF LP, APA LP, AIEF LP, BAM and Mr. Balyasny is 444 West Lake Street, 50th Floor, Chicago, IL 60606.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2022, which was by UBS O’Connor LLC (“USB”). The principal business address of USB is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(6)

According to a Schedule 13G filed with the SEC on February 8, 2021, as amended on February 14, 2022. The Schedule 13G was filed jointly by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to the shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”). Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The principal business address of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

No compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Gold, Kretschmer, Main and Parker and Dr. Kaushal are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the fiscal year ended December 31, 2021 and the period from July 29, 2020 (inception) through December 31, 2020 totaled $105,720 and $61,285. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the fiscal year ended December 31, 2021 and the period from July 29, 2020 (inception) through December 31, 2020.

Tax Fees. We paid Withum $0 for tax planning and tax advice for the fiscal year ended December 31, 2021, and $7,725 the period from July 29, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the fiscal year ended December 31, 2021 and the period from July 29, 2020 (inception) through December 31, 2020.

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

PART IV

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

36

SCP & CO HEALTHCARE ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SCP & CO Healthcare Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCP & CO Healthcare Acquisition Company (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from July 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 26, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

SCP & CO HEALTHCARE ACQUISITION COMPANY

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$1,246,209	$25,000
Prepaid Expenses	661,832	—
Total Current Assets	1,908,041	25,000
Deferred offering costs		185,342
Marketable securities and Cash held in Trust Account	230,106,285	—
Total Assets	$232,014,326	$210,342
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$425,345	$1,902
Accrued offering costs	—	37,500
Promissory note—related party	—	147,842
Total Current Liabilities	425,345	187,244
Deferred underwriting fee payable	8,050,000	—
Warrant liability	10,792,960	—
Total Liabilities	19,268,305	187,244
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and 0 shares at $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	230,000,000	—
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,254,554)	(1,902)
Total Stockholders’ Equity (Deficit)	(17,253,979)	23,098
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$232,014,326	$210,342

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from July 29, 2020 (inception) to December 31, 2020
Operating costs	$1,409,593	$1,902
Loss from operations	(1,409,593)	(1,902)
Other income:
Change in fair value of warrant liability	12,589,980	—
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	(1,716,390)	—
Offering costs allocated to warrant liabilities	(808,110)	—
Interest earned on marketable securities held in Trust Account	106,285	—
Net Income	$8,762,172	$(1,902)
Weighted average shares outstanding of Class A common stock, basic and diluted	21,420,330	—
Basic and diluted net income per common share, Class A	$0.32	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	5,698,489	5,000,000
Basic and diluted net income (loss) per common share, Class B	$0.32	$(0.00)

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock	—	—	5,750,000	575	24,425	—	25,000
Net income	—	-	-	-	-	(1,902)	(1,902)
Balance — December 31, 2020	—	-	5,750,000	575	24,425	(1,902)	23,098
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(26,014,824)	(26,039,249)
Net income	—	—	—	—	—	8,762,172	8,762,172
Balance — December 31, 2021	—	$—	5,750,000	$575	$—	$(17,254,554)	$(17,253,979)

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	For the Period from July 29, 2020 (inception) to December 31, 2020
Cash Flows from Operating Activities:
Net income	$8,762,172	$(1,902)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(106,285)	-
Offering costs	808,110	-
Change in fair value of warrant liability	(12,589,980)	-
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	1,716,390	-
Changes in operating assets and liabilities:
Prepaid Expenses	(661,832)	-
Accrued expenses	423,443	1,902
Net cash used in operating activities	(1,647,982)	-
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor	225,400,000	-
Proceeds from the issuance of Class B common stock	-	25,000
Proceeds from sale of Private Placement Warrants	8,100,000	-
Repayment of promissory note—related party	(150,978)
Payment of offering costs	(479,832)	-
Net cash provided by financing activities	232,869,190	25,000
Net Change in Cash	1,221,208	-
Cash – Beginning	25,000	-
Cash – Ending	$1,246,209	$25,000
Non-cash investing and financing activities:
Deferred underwriting fee payable	$8,050,000	$-
Initial classification of warrant liability	$23,382,940	$-
Change in Fair Value of warrant liability	$(12,589,980)	$-
Accrued offering costs	$-	$37,500

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern". As of December 31, 2021, the Company had $1,246,209 in its operating bank account, $230,106,285 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,482,696. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, however there is a risk that liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans (see Note 5) to sustain operations in the event of a liquidity deficiency.

If the Company is unable to complete an initial business combination by the close of business on January 26, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete an initial business combination on or before January 26, 2023, however, it is uncertain whether management will succeed in doing so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of December 31, 2021, offering costs amounting to $630,809 were charged to temporary equity and none charged to the income statement upon the completion of the Initial Public Offering. As of December 31, 2021, there was no balance of deferred and accrued offering costs recorded in the accompanying balance sheet.

Marketable securities held in Trust Account

As of December 31, 2021, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. During the year ended December 31, 2021, the Company earned $106,285 interest income from the Trust Account. No interest was earned in the period from July 29, 2020 (inception) through December 31, 2020.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares issued and outstanding during the period, excluding common shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) to December 31, 2020:

	For the year ended December 31, 2021		For the period from July 29, 2020 (inception) to December 31, 2020
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	6,920,973	1,841,199	-	(1,902)
Denominator
Basic and diluted weighted average shares outstanding	21,420,330	5,698,489	-	5,000,000
Basic and diluted net income (loss) per share	$0.32	$0.32	$-	$(0.00)

As of December 31, 2021, and December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

As of December 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021 the Company incurred $120,000 of administrative fees from the agreement, with no accruals at period end.

Promissory Note — Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, there was $147,842 in borrowings outstanding under the Promissory Note, which was repaid upon the consummation of the IPO.  As of December 31, 2021 and 2020, there was no balance outstanding under the Promissory Note and it was no longer available to draw on.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 23,000,000 and 0 shares of common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The Company has $230,106,285 held in the trust account. This balance consists of $503 of cash and $230,105,782 held in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account maturing January 22, 2022	1	230,106,285	—

There were no assets or liabilities measured at fair value as of December 31, 2020.

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$6,325,000	$—	$—	$6,325,000
Private Placement Warrants	—		4,467,960	4,467,960
Total warrant liabilities	$6,325,000	$—	$4,467,960	$10,792,960

The Private Placement Warrants were valued using a Black Scholes model, which is considered to be a Level 3 fair value measurement, which has inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The probability assigned the consummation of the Business Combination was 70% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 21, 2021(1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value(2)(3)	(7,241,550)	(5,348,430)
Fair value, December 31, 2021(3)	$6,325,000	$4,467,960

(1)

Initial fair value for the Warrants on January 26, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model for the public warrants and a Black Scholes model for the private placement warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the Statement of Operations.
(3)

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $6,325,000 during the year ended December 31, 2021.

The key inputs into the Black Scholes pricing model for the Private Warrants were as follows:

December 31, 2021
Exercise price	$11.50
Volatility	12.46%
Option term (in years)	5
Risk-free interest rate	1.13%
Dividend yield	0%

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

NOTE 10 — Income Taxes

 The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

 The income tax provision (benefit) consists of the following:

	December 31,
Federal	2021	2020
Current	$-	$-
Deferred	$273,695	$399

State
Current	$-	$-
Deferred
Change in valuation allowance	(273,695)	(399)
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$(19,680)	$-
Organizational costs/Startup expenses	(254,015)	(399)
Total deferred tax asset	(273,695)	(399)
Valuation allowance	273,695	399
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

 A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	—	—
Deferred tax liability change in rate
Change in fair value of warrants	(30)%	—
Transaction costs allocated to warrants	2%	—
Change in valuation allowance	7%	(21)%
Income tax provision	0%	0%

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, Various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 21, 2021 by and among the Company, Barclays Capital Inc. and Piper Sandler & Co. the several underwriters. (3)
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws (1)
4.1	Warrant Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Description of Registered Securities.*
10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)
10.4	Administrative Support Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)
10.5	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (3)
10.6	Form of Indemnity Agreement. (2)
10.7	Securities Subscription Agreement between the Registrant and SCP & CO Sponsor, LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 29, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 6, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Scott Feuer	Chief Executive Officer	March 31, 2022
Scott Feuer	(Principal Executive Officer)

/s/ Joseph Passero	Chief Financial Officer	March 31, 2022
Joseph Passero	(Principal Financial and Accounting Officer)

/s/ Bryan Crino	Director	March 31, 2022
Bryan Crino

/s/ Alan Gold	Director	March 31, 2022
Alan Gold

/s/ Tim Main	Director	March 31, 2022
Tim Main

/s/ R. David Kretschmer	Director	March 31, 2022
R. David Kretschmer

/s/ Randy Parker	Director	March 31, 2022
Randy Parker