Form 10-Q
period 2022-03-31
SCP & CO Healthcare Acquisition Co
filed 2022-05-12
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SCP & CO HEALTHCARE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$881,714	$1,246,209
Prepaid Expenses	558,158	661,832
Total Current Assets	1,439,872	1,908,041
Marketable securities and Cash held in Trust Account	230,179,441	230,106,285
Total Assets	$231,619,313	$232,014,326
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$263,138	$425,345
Total Current Liabilities	263,138	425,345
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	3,924,390	10,792,960
Total Liabilities	12,237,528	19,268,305
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and 0 shares at $10.00 per share as of March 31, 2022 and December 31, 2020, respectively	230,000,000	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) March 31, 2022 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,618,790)	(17,254,554)
Total Stockholders’ Deficit	(10,618,215)	(17,253,979)
Total Liabilities and Stockholders’ Deficit	$231,619,313	$232,014,326

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating costs	$305,963	$195,294
Loss from operations	(305,963)	(195,294)
Other income:
Change in fair value of warrant liability	6,868,570	12,521,330
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	—	(1,716,390)
Offering costs allocated to warrant liabilities	—	(808,110)
Interest earned on marketable securities and cash held in Trust Account	73,157	50,775
Income before provision for income taxes	6,635,764	9,852,311
Income tax benefit	—	30,349
Net Income	$6,635,764	$9,882,660
Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	16,611,111
Basic and diluted net income per common share, Class A	$0.23	$0.45
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,541,667
Basic and diluted net income per common share, Class B	$0.23	$0.45

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three months ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(17,254,554)	$(17,253,979)
Net income	—	—	—	—	—	6,635,764	6,635,764
Balance — March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(10,618,790)	$(10,618,215)

Three months ended March 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(26,014,824)	(26,039,249)
Net income	—	—	—	—	—	9,882,660	9,882,660
Balance — March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(16,134,066)	$(16,133,491)

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,635,764	$9,882,660
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(73,157)	$(50,775)
Offering costs	-	808,110
Change in fair value of warrant liability	(6,868,570)	(12,521,330)
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	-	1,716,390
Changes in operating assets and liabilities:
Prepaid Expenses	103,675	$(1,119,959)
Accrued expenses	(162,207)	$4,268
Income tax payable	-	(30,349)
Net cash used in operating activities	(364,495)	(1,310,985)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor		225,400,000
Proceeds from sale of Private Placement Warrants	-	8,100,000
Repayment of promissory note—related party	-	(150,978)
Payment of offering costs	-	(479,831)
Net cash provided by financing activities	-	232,869,191
Net Change in Cash	(364,495)	1,558,206
Cash – Beginning	1,246,209	25,000
Cash – Ending	$881,714	$1,583,206
Non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$8,050,000
Initial classification of warrant liability	$-	$23,382,940

The accompanying notes are an integral part of the financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,280,809, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs. Of the costs incurred $12,472,699 were related to issuance of Class A common stock and charged to stockholders’ equity and $808,110 of the offering costs were related to the warrant liability and charged to the statement of operations. In addition, as of March 31, 2022, cash of $881,714 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on January 26, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below (the “Investment Company Act”).

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the Public Shares, without the prior consent of the Company.

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

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern". As of March 31, 2022, the Company had $881,714 in its operating bank account, $230,179,441 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,176,733. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, however there is a risk that liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans (see Note 5) to sustain operations in the event of a liquidity deficiency.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Included in these estimates is the fair value or warrant liabilities, which is disclosed in more detail in the Fair Value footnote (see Note 9).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of March 31, 2022, offering costs amounting to $630,809 were charged to temporary equity and none charged to the income statement upon the completion of the Initial Public Offering. As of March 31, 2022, there was no balance of deferred and accrued offering costs recorded in the accompanying balance sheet.

Marketable Securities Held in Trust Account

As of March 31, 2022, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. During the three months ended March 31, 2022 and March 31, 2021 the Company earned $73,157 and $50,775 respectively of interest income from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2022 and 2021, the Company had a tax benefit of $0 and $30,349, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding common shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	5,308,611	1,327,153	7,410,446	2,472,214
Denominator
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	16,611,111	5,541,667
Basic and diluted net income per share	$0.23	$0.23	$0.45	$0.45

As of March 31, 2022 and March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is still assessing the impact of ASU 2020-06 on its financial statements. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on January 26, 2021 the Company sold 23,000,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,100,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,100,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  During the three months ended March 31, 2022 and March 31, 2021 the Company incurred fees of $30,000 and $30,000 respectively of administrative fees from the agreement, with no accruals at period end.

Promissory Note—Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Proposed Public Offering. On January 26, 2021, the outstanding balance of $150,978 was fully paid. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note, and the note is no longer available to draw on.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 7—STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were  23,000,000 and 0 shares of common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021 there were 5,750,000 shares of Class B common stock issued and outstanding.

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

As of March 31, 2022, the Company has $230,179,441 held in the trust account. This balance consists of $785 of cash and $230,178,656 held in a money market fund. As of December 31, 2021, the Company has $230,106,285 held in the trust account. This balance consists of $503 of cash and $230,105,782 held in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
U.S. Treasury Securities Money Market Fund held in Trust Account	1	230,178,656	230,106,285

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$2,301,150	$—	$—	$2,301,150
Private Placement Warrants	—		1,623,240	1,623,240
Total warrant liabilities	$2,301,150	$—	$1,623,240	$3,924,390

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of

December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	6,325,000	$—	$—	$6,325,000
Private Placement Warrants	—		4,467,960	4,467,960
Total warrant liabilities	$6,325,000	$—	$4,467,960	$10,792,960

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

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, December 31, 2021(1)	$6,325,000	$4,467,960
Recognized gain (loss) on change in fair value(2)	(4,023,850)	(2,844,720)
Fair value, March 31, 2022	2,301,150	1,623,240

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 21 2021(1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value(2)(3)	(6,743,600)	(5,777,730)
Fair value, March 31, 2021(3)	$6,822,950	$4,038,660

(1)

Initial fair value for the Warrants on January 26, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the Statement of Operations.

The key inputs into the Monte Carlo pricing model for the Private Warrants were as follows:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	5.97%	12.46%
Option term (in years)	5	5
Risk-free interest rate	2.42%	1.13%
Dividend yield	0%	0%

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on January 25, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three-months ended March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $6,635,764 and $8,765,711, respectively which was as the result of as gain on change in fair value of warrant liability offset by the formation and operating costs.

 Liquidity and Capital Resources

As of March 31, 2022, we had cash of $881,714, and the approximately $230 million held in the trust account. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor.

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

We intend to use the funds held outside the Trust Account of $881,714 as of March 31, 2022 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

 Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

On January 21, 2021, we entered into an agreement pursuant to which we pay our Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of our initial Business Combination or its liquidation, we will cease paying these monthly fees.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Notwithstanding the conclusion by our principal executive officer and principal financial and accounting officer that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation  and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business wit companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: May 11, 2022	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)