Form 10-Q
period 2022-06-30
SCP & CO Healthcare Acquisition Co
filed 2022-08-15
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

SCP & CO HEALTHCARE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$680,702	$1,246,209
Prepaid expenses	382,258	661,832
Total Current Assets	1,062,960	1,908,041
Marketable securities and cash held in Trust Account	230,501,186	230,106,285
Total Assets	$231,564,145	$232,014,326
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$200,077	$425,345
Taxes payable	61,921	—
Total Current Liabilities	261,998	425,345
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	1,571,240	10,792,960
Total Liabilities	9,883,238	19,268,305
Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 and 0 shares at $10.00 per share as of June 30, 2022 and $10.00 per share as of December 31, 2021, respectively	230,194,901	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) June 30, 2022 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,514,569)	(17,254,554)
Total Stockholders’ Deficit	(8,513,994)	(17,253,979)
Total Liabilities and Stockholders’ Deficit	$231,564,145	$232,014,326

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2022	Three Months Ended June, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating costs	$313,847	$394,513	$619,810	$589,807
Loss from operations	(313,847)	(394,513)	(619,810)	(589,807)
Other income:
Change in fair value of warrant liability	2,353,150	(5,838,080)	9,221,720	6,683,250
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	—	—	—	(1,716,390)
Offering costs allocated to warrant liabilities	—	—	—	(808,110)
Interest earned on marketable securities and cash held in Trust Account	321,744	10,468	394,901	61,243
Income (loss) before provision for income taxes	2,361,047	(6,222,125)	8,996,811	3,630,186
Income tax benefit (expense)	(61,925)	50,300	(61,925)	80,649
Net Income (loss)	$2,299,122	$(6,171,825)	$8,934,886	$3,710,835
Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	23,000,000	23,000,000	19,823,204
Basic and diluted net income per common share, Class A	$0.08	$(0.21)	$0.31	$0.15
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000	5,750,000	5,646,409
Basic and diluted net income per common share, Class B	$0.08	$(0.21)	$0.31	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(17,254,554)	$(17,253,979)
Net income	—	—	—	—	—	6,635,764	6,635,764
Balance — March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(10,618,790)	$(10,618,215)
Net income	—	—	—	—	—	2,299,122	2,299,122
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	—	—	(194,901)	(194,901)
Balance — June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(8,514,569)	$(8,513,994)

For the three and six months ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,902)	$23,098
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	—	(24,425)	(26,014,824)	(26,039,249)
Net income	—	—	—	—	—	9,882,660	9,882,660
Balance — March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$0	$(16,134,066)	$(16,133,491)
Net loss	—	—	—	—	—	(6,171,825)	(6,171,825)
Balance — June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,305,891)	$(22,305,316)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCP & CO HEALTHCARE ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$8,934,886	$3,710,835
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(394,901)	(61,243)
Offering costs	-	808,110
Change in fair value of warrant liability	(9,221,720)	(6,683,250)
Loss resulting from the excess of fair value of Private Placement Warrants over cash received	-	1,716,390
Changes in operating assets and liabilities:
Prepaid expenses	279,575	(966,007)
Accrued expenses	(225,267)	99,098
Income tax payable	61,921	(80,649)
Net cash used in operating activities	(565,507)	(1,456,716)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to the Sponsor		225,400,000
Proceeds from sale of Private Placement Warrants	-	8,100,000
Repayment of promissory note—related party	-	(150,978)
Payment of offering costs	-	(479,831)
Net cash provided by financing activities	-	232,869,191
Net Change in Cash	(565,507)	1,412,475
Cash – Beginning	1,246,209	25,000
Cash – Ending	$680,702	$1,437,475
Non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$8,050,000
Initial classification of warrant liability	$-	$23,382,940

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,280,809, consisting of $4,600,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $630,809 of other offering costs. Of the costs incurred $12,472,699 were related to issuance of Class A common stock and charged to stockholders’ equity and $808,110 of the offering costs were related to the warrant liability and charged to the statement of operations. In addition, as of June 30, 2022, cash of $680,702 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern". As of June 30, 2022, the Company had $680,702 in its operating bank account, $230,501,186 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $800,962. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, however there is a risk that liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans (see Note 5) to sustain operations in the event of a liquidity deficiency.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on June 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of June 30, 2022, offering costs amounting to $630,809 were charged to temporary equity and none charged to the income statement upon the completion of the Initial Public Offering. As of June 30, 2022, there was no balance of deferred and accrued offering costs recorded in the accompanying condensed balance sheet.

Marketable Securities Held in Trust Account

As of June 30, 2022, the assets were held in primarily in U.S. Treasury Bills. During the three and six months ended June 30, 2022 the Company earned interest income from the Trust Account of $321,744 and $394,910, respectively, and for the three and six months ended June 30, 2021 the Company earned $10,468 and $61,243, respectively.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2022 and 2021, the Company had a tax (expense) benefit of $(61,921) and $30,349, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding common shares subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts) for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	1,839,297	459,824	7,147,909	1,786,977
Denominator
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.08	$0.08	$0.31	$0.31

As of June 30, 2022 and June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is still assessing the impact of ASU 2020-06 on its financial statements. The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Administrative Support Agreement

Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  During the three and six months ended June 30, 2022 the Company incurred fees of $30,000 and $60,000 respectively, of administrative fees from the agreement, with no accruals at period end. During the three and six months ended June 30, 2021 the Company incurred fees of $30,000 and $60,000 respectively, of administrative fees from the agreement, with no accruals at period end.

Promissory Note—Related Party

On July 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Proposed Public Offering. On January 26, 2021, the outstanding balance of $150,978 was fully paid. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note, and the note is no longer available to draw on.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7—STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were  23,000,000 and 0 shares of common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021 there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

As of June 30, 2022, the Company has $230,501,186 held in the trust account. This balance consists of $611 of cash and $230,500,575 held in U.S. Treasury Securities. As of December 31, 2021, the Company has $230,106,285 held in the trust account. This balance consists of $503 of cash and $230,105,782 held in U.S. Treasury Securities. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
U.S. Treasury Securities held in Trust Account	1	230,500,575	230,106,285

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$920,000	$—	$—	$920,000
Private Placement Warrants	—		651,240	651,240
Total warrant liabilities	$920,000	$—	$651,240	$1,571,240

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of

December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	6,325,000	$—	$—	$6,325,000
Private Placement Warrants	—		4,467,960	4,467,960
Total warrant liabilities	$6,325,000	$—	$4,467,960	$10,792,960

The Private Placement Warrants were valued using a Black-Scholes model, which is considered to be a Level 3 fair value measurement, which has inherent uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The probability assigned the consummation of the Business Combination was 70% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, January 21 2021(1)	$13,566,550	$9,816,390
Recognized gain (loss) on change in fair value(2)(3)	(6,743,600)	(5,777,730)
Fair value, March 31, 2021(3)	$6,822,950	$4,038,660
Recognized gain (loss) on change in fair value(2)(3)	2,952,050	2,886,030
Fair value, June 30, 2021(3)	$9,775,000	$6,924,690

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, December 31, 2021(1)	$6,325,000	$4,467,960
Recognized gain (loss) on change in fair value(2)(3)	(4,023,850)	(2,844,720)
Fair value, March 31, 2022(3)	$2,301,150	$1,623,240
Recognized gain (loss) on change in fair value(2)(3)	(1,381,150)	(972,000)
Fair value, June 30, 2022(3)	$920,000	$651,240

(1)

Initial fair value for the Warrants on January 26, 2021, the date of the Company’s Initial Public Offering, was determined using a Monte Carlo model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

(2)	Changes in valuation are recognized in changes in fair value of warrant liabilities in the unaudited condensed Statement of Operations.

The key inputs into the Black-Scholes pricing model for the Private Placement Warrants were as follows:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	2.68%	12.46%
Option term (in years)	5	5
Risk-free interest rate	2.96%	1.13%
Dividend yield	0%	0%

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

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three-months ended June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six  months ended June 30, 2022, we had a net income of $2,299,122 and $8,765,711, respectively which was as the result of as gain on change in fair value of warrant liability offset by the formation and operating costs.

 Liquidity and Capital Resources

As of June 30, 2022, we had cash of $680,702, and the approximately $230 million held in the trust account. Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor.

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

We intend to use the funds held outside the Trust Account of $881,714 as of June 30, 2022 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

 Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

Notwithstanding the conclusion by our principal executive officer and principal financial and accounting officer that our disclosure controls and procedures as of June 30, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended June 30, 2021, June 30, 2021, and September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SCP & CO HEALTHCARE ACQUISITION COMPANY

Date: August 15, 2022	By:	/s/ Scott Feuer
	Name:	Scott Feuer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Joseph Passero
	Name:	Joseph Passero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)