Form 10-K/A
period 2021-12-31
SCP & CO Healthcare Acquisition Co
filed 2022-09-13
CIK 1820160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-39921

SCP & CO Healthcare Acquisition Company

(Exact name of registrant as specified in its charter)

Delaware	85-4030703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2909 W Bay to Bay Blvd., Suite 300

Tampa, FL 33629

(Address of principal executive offices)

(813) 318-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	SHACU	The NASDAQ Stock Market LLC
Shares of Class A common stock included as part of the units	SHAC	The NASDAQ Stock Market LLC
Redeemable Warrants included as part of the units	SHACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

Auditor Firm Id:	100	Auditor Name:	WithumSmith+Brown, PC	Auditor Location:	New York, New York

EXPLANATORY NOTE

SCP & CO Healthcare Acquisition Company (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

ITEM 15.	Exhibits and Financial Statements Schedules

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2022	SCP & CO HEALTHCARE ACQUISITION COMPANY

	By:	/s/ Scott Feuer
Scott Feuer
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph Passero
Joseph Passero
Chief Financial Officer
(Principal Financial and Accounting Officer)